Form 10KSB
period 2000-12-31
GAMA COMPUTER CORP
filed 2001-03-29
CIK 1126577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-16187

                            GAMA COMPUTER CORPORATION
                 ----------------- ---------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                     98-0215787
         ------------------------                      ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)
       Blvd. Hidalgo #67
       Entre Campodonico y Londres
       Col. Centenario
       Hermosillo, Sonora Mexico CP                           83260
    ----------------------------------------               ------------
    (Address of Principal Executive Office)                Zip Code

Registrant's telephone number, including Area Code: (949) 261-6665 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      X
                                     YES        NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $2,116.

The aggregate market value of the voting stock held by non-affiliates of the Company, (1,200,587 shares) based upon the closing price of the Company's Common Stock on March 20, 2001 was approximately $400,000.

As of March 20, 2001 the Company had 3,411,137 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

      The Company is in the development stage and as of March 20, 2001 had not generated any material revenues from its operations.

General History

     GAMA, Inc. (the Company) was incorporated in Colorado on December 10, 1997. On January 9, 1998 the Company reorganized as a Delaware Corporation and changed its name from GAMA, Inc. to Gama Computer Corporation.

     On  December  11,  1997  Bona  Vista  West  Ltd.,  the  Company's   initial
shareholder, purchased 3,000,000 shares of common stock for $5,000 in cash.

      On December 26, 1997 the Company issued 175,456 shares of its common stock in a share-for-share exchange with the Series J common shareholders of STB Corp. At the time of this transaction Bona Vista West Ltd. owned approximately 80% of the issued and outstanding shares of STB Corp. and received 140,365 shares of the Company's common stock in exchange for its shares in STB Corp. The Company's investment in STB Corp. was valued at $175. STB Corp. was dissolved in December 1998.

      On December 19, 1997, the Company sold an additional 100 shares of its common stock to Bona Vista West Ltd. for $10.

     In May 1998 Bona Vista West Ltd. sold 3,100,000 shares of the Company's common stock to Pedro Villagran Garcia, an officer and director of the Company.

      On July 31, 1998 the Company sold 80,000 shares of its common stock to Pedro Villagran Garcia for $20,000 in cash.

      The Company's initial business plan was to acquire MCA Computers, a corporation actively involved in the sale of computers since March 1997 and to sell computers in Mexico and Latin America. The Company acquired MCA Computers in October 1998. In November 1999 the Company and the former owners of MCA Computers agreed to rescind this acquisition effective as of October 1998.

Business

      The Company planned to derive revenues from the sale of the following services:

o  Web site hosting
o  Web site domain name registration

Web Site Hosting

      Web Site Hosting is a service offered to businesses that have web pages they want to make available via the internet. Once a web page has been developed, it must be placed on a special computer (known as a "server") so that it can be made available via the worldwide web. The Company plans to host multiple web sites on servers which it plans to purchase. After the servers have been purchased and installed the maintenance and cost associated with hosting is normally minimal. Typical pricing for web page hosting varies from $25 to $1,000 per month depending on the complexity and size of the site and the traffic generated.

Domain Name Registration

    Since August 2000 the Company has provided internet domain name registration services. A domain name, such as "mybrand.com", is the address of a website on the Internet and is registered through companies known as registrars. Domain names serve as part of the infrastructure for Internet communications and registering a domain name is one of the first steps for individuals and businesses seeking to establish an online identity through a website. As of March 20, 2001 the Company had registered approximately 45 domain names.

Plan to Change Business

      During the year ended December 31, 2000, the Company had a loss of $(63,103). As of December 31, 2000 the Company had a negative stockholders equity of $(48,940). The Company continued to suffer losses during the three months ending March 31, 2001. Although the management of the Company is of the opinion that the Company's present business may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's revenues equal expenses. Considering the present attitude of the investment community toward internet related enterprises, management does not anticipate that it will be able to obtain this additional capital.

      Consequently, the Company's management believes it is in the best interest of the Company's shareholders to discontinue its current business and attempt to acquire a new business which may provide more value to the Company's shareholders. To further this objective Pedro Villagran Garcia, the Company's President and principal shareholder, has reached preliminary agreements with Andrew Hromyk and certain other third parties which provide that Mr. Villagran 2,210,550 shares of the Company's common stock to Mr. Hromyk and the other third parties for approximately $0.06 per share.

      If the sale of Mr. Villagran's shares is completed Mr. Villagran will resign as an officer and director of the Company and will be replaced on a temporary basis by Mr. Hromyk. The Company will then attempt to acquire a new business. As of the date of this proxy statement the Company had not identified any business which is available for acquisition. Although the Company does not have any plans to appoint any other officers or directors at the present time, it may be expected that new officers and directors will be appointed if a new business is acquired.

Employees

      As of March 20, 2001, the Company did not have any full-time employees. The Company plans to hire employees as may be required by the level of the Company's operations.

ITEM  2. DESCRIPTION OF PROPERTIES

     See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

      Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.
-------------------

      As of March 20, 2001, there were approximately fifty record owners of the Company's common stock. The Company's common stock is traded in the over-the-counter market under the symbol "GMCP". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the National Quotation Bureau. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock first became eligible for trading in June 2000.

Month Ending                            High           Low

June 2000                                *              *
July 2000                               $0.25          $0.25
August 2000                              *              *
September 2000                           *              *
October 2000                             *              *
November 2000                            *              *
December 2000                            *              *

*  No trading occurred during this month.

      Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

      During the year ended December 31, 2000 the Company's operations used $58,058 in cash. The Company funded its operating losses during this period through a loan from a shareholder and the issuance of shares of the Company's common stock.

      If the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations.

      As explained in Item 1 of this report the Company plans to discontinue its present business.

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the present management of the Company:

      Name                    Age         Position with Company

      Pedro Villagran Garcia  32          President and a director

     Pedro Villagran Garcia has been the Company's President and a director since June 1998. Between 1992 and 1993 Mr. Villagran was the purchasing manager for Aeromexico's commuter airline, "Areolitoral." Between 1993 and 1994 Mr. Villagran was the manager in charge of the Airline Revenue Enhancement Department of Areolitoral. Since October 1995 Mr. Villagran has been the Vice President of Farallon Resources, Ltd. a corporation engaged in the exploration for precious metals.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ended December 31, 2000 and 1999.

                 Annual Compensation                    Long Term Compensation
      -------------------------------------------  -----------------------------
                                                      Re-                 All
                                           Other     stric-               Other
                                          Annual      ted                 Com-
Name and                                  Compen-    Stock    Options     pensa-
Principal        Fiscal  Salary  Bonus    sation     Awards   Granted     tion
Position          Year    (1)     (2)      (3)        (4)       (5)       (6)
 -------         ------  ------  -----    ------     ------   -------     -----

Pedro Villagran   2000  $20,500     --        --        --    200,000       --
Garcia, President 1999       --     --   $34,000        --         --       --

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amount in the table represents consulting fees paid to a corporation controlled by Mr. Villagran.

(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's Common Stock owned by the officer listed above, and the value of such shares as of December 31, 2000. Since the Company's common stock was not publicly traded at December 31, 2000, the value of the Company's common stock on that date was deemed to be $0.06 per share, which is the approximate price at which Mr. Villagran has agreed to sell his shares in a private transaction. See Item 1 of this report for additional information concerning this proposed sale.

      Name                          Shares            Value

      Pedro Villagran Garcia       2,210,550          $133,000

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the table.

(6) All other compensation received that the Company could not properly report in any other column of the table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the

     Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.

Options Granted During Fiscal Year Ending December 31, 2000

      The following tables set forth information concerning the options granted, during the fiscal year ended December 31, 2000, to the Company's officers and directors, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons. The options held by Mr. Villagran were not granted pursuant to the Company's stock option plans.

                                        Individual Grants
                     -----------------------------------------------------------

                                     % of Total
                                   Options Granted                Exercise
                       Options     to Employees in   Price Per   Expiration
 Name                 Granted (#)    Fiscal Year      Share         Date
------                ----------   ---------------   ---------   -----------

Pedro Villagran Garcia  200,000          67%            $0.25     09/30/10

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values.

                                                Number of
                                                 Securities        Value of
                                               Underlying        Unexercised
                                               Unexercised       In-the-Money
                                                 Options at        Options at
                       Shares               December 31, 2000  December 31, 2000
                     Acquired      Value       Exercisable/       Exercisable/
Name               on Exercise    Realized     Unexercisable     Unexercisable

Pedro Villagran
  Garcia               None          N/A        200,000/--            --/-- (1)

(1)   The Company's common stock did not trade in December 2000.

      The sale of Mr. Villagran's shares are contingent upon the cancellation of these options. See Item 1 of this report for further information concerning the potential sale of these shares.

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

      Standard Arrangements. At present the Company does not pay its directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

      Other Arrangements. During the year ended December 31, 2000, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

      See " Stock Option and Bonus Plans" below for information concerning stock options and stock bonuses granted to the Company's officers and directors.

Stock Option and Bonus Plans

      The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 500,000 shares of the Company's Common Stock, less the number of shares already optioned under both this Plan and the Non-Qualified Stock Option Plan. The Incentive Stock Option Plan became effective on October 1, 2000 and will remain in effect until October 1, 2010 unless terminated earlier by action of the Board. Only officers, directors and key employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

       In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

      1. Options granted pursuant to the Plan must be exercised no later than:

      (a) The expiration of thirty (30) days after the date on which an option holder's employment by the Company is terminated.

      (b) The expiration of one year after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's disability or death.

      2. In the event of an option holder's death while in the employ of the Company, his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

      3. The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

      4. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant.

      5. The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock).

      Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 500,000 shares of the Company's Common Stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Non-Qualified Stock Option Plan became effective on October 1, 2000 and will remain in effect until October 1, 2010 unless terminated earlier by the Board of Directors. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

      Options granted pursuant to the Plan not previously exercised terminate upon the date specified when the option was granted.

      Stock Bonus Plan. Up to 500,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

      Other Information Regarding the Plans. The Plans are administered by the Company's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

      The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

      Summary. The following sets forth certain information as of December 31, 2000, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                                Total        Shares                 Remaining
                                Shares    Reserved for      Shares   Options/
                               Reserved   Outstanding    Issued As   Shares
Name of Plan                  Under Plan    Options     Stock Bonus Under Plan

Incentive Stock Option Plan    500,000           --         N/A      500,000
Non-Qualified Stock Option
  Plan                         500,000      300,000         N/A      200,000
Stock Bonus Plans              500,000          N/A          --      500,000

      On October 1, 2000 options to purchase 200,000 shares of the Company's common stock were granted to Pedro Villagran, and options to purchase 100,000 shares of common stock were granted to Alvaro Villagran, a former officer and director of the Company. The options were granted pursuant to the Company's Non-Qualified Stock Option Plan, are exercisable at a price of $0.25 per share, and expire on September 30, 2010. The sale of Mr. Villagran's shares are contingent upon the cancellation of these options. See Item 1 of this report for further information concerning the potential sale of these shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's Common Stock as of March 20, 2001.

                                      Shares of
Name and Address                   Common Stock (1)        Percent of Class
----------------                   ----------------        ----------------

Pedro Villagran Garcia               2,210,550 (2)               65%
Blvd. Hidalgo #67
Entre Campodonico y Londres
Col. Centenario
Hermosillo, Sonora Mexico
CP 83260

Alvaro Villagran Garcia                200,100                  5.9%
Blvd. Hidalgo #67
Entre Campodonico y Londres
Col. Centenario
Hermosillo, Sonora Mexico
CP 83260

All officers and directors as        2,210,550                   65%
 a group (1 person).

(1) Excludes shares issuable prior to June 30, 2001 upon the exercise of options or warrants granted to the following persons:

                             Options exercisable prior
Name                                 to June 30, 2001
----                         -------------------------------

Pedro Villagran Garcia                  200,000
Alvaro Villagran Garcia                 100,000

(2) Mr. Villagran has made preliminary agreements to sell his shares of the Company's common stock. See Item 1 of this report for further information concerning the potential sale of these shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The  following  table  provides  information   concerning  shares  of  the
Company's common stock issued to the Company's officers and directors since the inception of the Company:

     On  December  11,  1997  Bona  Vista  West  Ltd.,  the  Company's   initial
shareholder, purchased 3,000,000 shares of common stock for $5,000 in cash.

      On December 26, 1997 the Company issued 175,456 shares of its common stock in a share for share exchange with the Series J common shareholders of STB Corp. At the time of this transaction Bona Vista West Ltd. owned approximately 80% of the issued and outstanding shares of STB Corp. and received 140,365 shares of the Company's common stock in exchange for its shares in STB Corp. The Company's investment in STB Corp. was valued at $175. STB Corp. was dissolved in December 1998.

      On December 19, 1997, the Company sold an additional 100 shares of its common stock to Bona Vista West Ltd. for $10.

     In May 1998 Bona Vista West Ltd. sold 3,100,000 shares of common stock to Pedro Villagran Garcia, an officer and director of the Company.

      On July 31, 1998 the Company sold 80,000 shares of its common stock to Pedro Villagran Garcia for $20,000 in cash.

      Subsequent to July 31, 1998 Pedro Villagran Garcia sold or gifted 969,450 shares of the Company's common stock to various third parties.

     The Company has a Rental and Services Agreement with Prestadora de Sistemas S.C., a corporation controlled by Pedro Villagran Sr., who is the father of the Company's President. Pursuant to the terms of this agreement Prestadora de Sistemas S.C. provides the Company with office services in consideration for $50,000 per year. In 1999 the Company paid $50,000 to Prestadora de Sistemas S.C. for services provided pursuant to this agreement. During 2000 the Company did not make any payments to Prestadora de Sistemas pursuant to this agreement. The Rental and Services Agreement was terminated by the Company and Prestadora de Sistemas S.C. on March 22, 2001.

      Pedro Villagran Garcia provides the Company with management consulting services pursuant to an agreement which requires the Company to pay Mr.
Villagran $20,000 during 1998, 1999 and 2000. Between January 1, 1998 and December 31, 2000 the Company paid $54,500 to Mr. Villagran for services provided pursuant to this agreement. This consulting agreement was terminated by the Company and Mr. Villagran on March 22, 2001.

Item 13.  Exhibits and Reports on Form 8-K

               Exhibit Name                                          Page Number

Exhibit 2      Plan of Acquisition, Reorganization, Arrangement,
               Liquidation, etc.                                         None

Exhibit 3      Articles of Incorporation, as amended, and Bylaws         (1)

Exhibit 4      Instruments Defining the Rights of Security Holders

   Exhibit 4.1   Incentive Stock Option Plan                             (1)

   Exhibit 4.2   Non-Qualified Stock Option Plan                         (1)

   Exhibit 4.3   Stock Bonus Plan                                        (1)

Exhibit 5      Subscription Agreement                                    None

Exhibit 9      Voting Trust Agreement                                    None

Exhibit 10     Material Contracts                                        None

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.

8-K Reports

      During the quarter ending December 31, 2000 the Company did not file any reports on From 8-K.

                            GAMA COMPUTER CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                   Year ended December 31, 2000 and the Period
           from January 9, 1998 (inception) through December 31, 2000 with Report of Independent Auditors

                                TABLE OF CONTENTS


                                                                    Page
                                                                  Number

Report of Independent Auditors                                      1

Audited Financial Statements:

      Balance Sheet                                                 2
      Statements of Earnings                                        3
      Statements of Shareholders' Equity                            4
      Statements of Cash Flows                                      5
      Notes to Financial Statements                                 6

                        Wrinkle, Gardner & Company, P.C.
                          Certified Public Accountants
                           211 E. Parkwood, Suite 100
                            Friendswood, Texas 77546
                                 (281) 992-2200



                         Report of Independent Auditors



Board of Directors
GAMA Computer Corporation

We have audited the accompanying balance sheet of GAMA Computer Corporation (a Development Stage Company) as of December 31, 2000, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended and for the period from January 9, 1998 (Inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GAMA Computer Corporation as of December 31, 2000, and the results of its operations and its cash flows for the periods then ended, in conformity with generally accepted accounting principles.






Friendswood, Texas
March 6, 2001

GAMA Computer Corporation
(A Development Stage Company)

Balance Sheet
December 31, 2000

ASSETS

Current Assets

   Cash                                                   $  4,657
                                                          --------
                                                          $  4,657
                                                          --------

LIABILITIES

Current Liabilities

   Due to shareholder / related party                      $37,863
   Accounts payable                                         15,734
                                                          ---------
      Total current liabilities                             53,597

Shareholders' Equity

   Common stock: $.0001 par value; 30,000,000 shares
       authorized; 3,411,137 shares issued and outstanding    341

   Additional paid in capital                             178,766

   Deficit accumulated during the development stage      (228,047)
                                                         ---------

      Total shareholders' equity                          (48,940)
                                                        ----------
                                                      $     4,657
                                                        ==========






                             See accompanying notes.

GAMA Computer Corporation
(A Development Stage Company)

Statements of Earnings
Year Ended December 31, 2000 and the Period from January 9, 1998 (Inception) through December 31, 2000

                                                               January 9, 1998
                                             Year Ended        (Inception) to
                                             December 31,       December 31,
                                                2000                2000
                                             ------------     ----------------

Sales                                       $    2,116          $   2,116

Operating expenses                              65,219            230,163
                                            ----------        -----------
Net (loss)                                    $(63,103)         $(228,047)
                                              =========         ==========











                             See accompanying notes.

GAMA Computer Corporation
(A Development Stage Company)

Statements of Shareholders' Equity
Year Ended December 31, 2000 and the Period from January 9, 1998 (Inception) through December 31, 2000

                                                                Deficit
                                                             Accumulated
                                                Additional    During the
                                 Capital        Paid in      Development
                                   Stock        Capital         Stage     Total
                             Shares   Amount

Issuance of 3,172,366 shares -
     January 9, 1998      3,172,366    $317      $4,867    $     --      $5,184
Issuance of 80,000 shares -
     July 8, 1998            80,000       8      19,992                  20,000
Net loss for 1998           ________    ____     ______     (22,097)    (22,097)
                                                            --------    --------
Balance at December 31,   3,252,366     325      24,859     (22,097)      3,087
1998 Issuance of 128,771    128,771      13     142,410                 142,423
shares Net loss for 1999    ________   _____    _______    (142,847)   (142,847)
                                                           ---------   ---------
Balance at December 31,   3,381,137     338    167,269     (164,944)      2,663
1999 Issuance of 30,000      30,000       3     11,497                   11,500
shares Net loss for 2000   ________    ____     ______      (63,103)    (63,103)
                                                            --------    --------
Balance at December 31,   3,411,137   $ 341   $178,766    $(228,047)   $(48,940)
2000                      ==========  ======  ========   ==========   =========
















                             See accompanying notes.

GAMA Computer Corporation
(A Development Stage Company)

Statements of Cash Flows
Year Ended December 31, 2000 and the Period from January 9, 1998 (Inception) through December 31, 2000

                                                               January 9, 1998
                                             Year Ended         (Inception) to
                                             December 31,         December 31,
                                                  2000                 2000
                                             ------------      --------------

Operating Activities
Net (loss)                                 $   (63,103)         $ (228,047)
Adjustments to reconcile net (loss) to net cash
   (used  in) operating activities:
Changes in operating assets and liabilities:
     Accounts payable                            5,045              15,734
                                              ---------         -----------
Net cash (used in) operating activities        (58,058)           (212,313)

Investing Activities
   Due to shareholder                           38,658              37,863
   Investment in STB Corp.                         175                  --
                                              ---------         ----------
   Net cash provided by investing activities    38,833              37,863

Financing Activities
   Issuance of common stock                     11,500             179,107
Net cash provided by financing activities       11,500             179,107
(Decrease) increase in cash                     (7,725)              4,657
Cash at beginning of period                     12,382                 --
Cash at end of period                       $    4,657           $   4,657













                             See accompanying notes.

GAMA COMPUTER CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GAMA, Inc. (the "Company") was incorporated in Colorado on December 10, 1997, and had no previous operations. On January 9, 1998, the Company reorganized as a Delaware corporation and changed its name from GAMA, Inc. to GAMA Computer Corporation ("GAMA"). In addition to the common stock described in the accompanying balance sheet, GAMA is authorized to issue 5,000,000 shares of preferred stock (par value $.0001). No preferred stock was issued or outstanding as of December 31, 2000. GAMA is a developmental stage company under Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

GAMA initially planned on assembling and manufacturing computers in Mexico. However, in October 1999, GAMA decided to enter the internet industry as GAMA PC. GAMA PC provides an internet infrastructure solution to businesses that want to be able to use the internet for e-commerce. GAMA's technical services platform enables users to access these services through its application service provider using the World Wide Web in order to communicate in the digital world. GAMA is currently funding operations through the sale of stock and loans from shareholders. Should these sources of capital be unable to continue making contributions, the ability of the company to continue as a going concern may be impaired.

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

    Income Taxes: GAMA follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

    GAMA incurred net operating losses of $63,103 for the year ended December 31, 2000 and $228,047 since inception (January 9, 1998). No tax benefit or deferred tax asset has been recorded relating to the net operating losses because realization of the carryforward benefit is uncertain. For tax purposes, the net operating loss carryforward will expire beginning in 2013.

GAMA COMPUTER CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - Continued
December 31, 2000

NOTE B - RELATED PARTY TRANSACTIONS

      GAMA has a "Rental and Other Services Agreement" with a related party which requires compensation of $50,000 annually. This amount was paid to the related party in April 1999 for 1999. This agreement was terminated effective January 1, 2000. GAMA also has a "Professional Services Consulting Agreement" with a majority shareholder which requires annual compensation of no less than $20,000 for the period from January 1, 1998 through December 31, 2000. Approximately $18,500 was paid related to this agreement for the year ended December 31, 2000.

NOTE C - COMMITMENTS AND CONTINGENCIES

    In the course of its business affairs and operations, GAMA is subject to possible loss contingencies arising from federal, state, and local laws and regulations and third party litigation. There are no matters which, in the opinion of management, will have a material adverse effect on the financial position or results of operations of the Company.

GAMA COMPUTER CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GAMA, Inc. (the "Company") was incorporated in Colorado on December 10, 1997, and had no previous operations. On January 9, 1998, the Company reorganized as a Delaware corporation and changed its name from GAMA, Inc. to GAMA Computer Corporation ("GAMA"). In addition to the common stock described in the accompanying balance sheet, GAMA is authorized to issue 5,000,000 shares of preferred stock (par value $.0001). No preferred stock was issued or outstanding as of December 31, 1999. GAMA is a developmental stage company under Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

      GAMA initially planned on assembling and manufacturing computers in Mexico. However, in October 1999, GAMA decided to enter the internet industry as GAMA PC. GAMA PC provides an internet infrastructure solution to businesses that want to be able to use the internet for e-commerce. GAMA's technical services platform enables users to access these services through its application service provider using the World Wide Web in order to communicate in the digital world.

      Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

      Income Taxes: GAMA follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

      GAMA incurred a net operating loss of $132,158 for the year ended December 31, 1999. No tax benefit or deferred tax asset has been recorded relating to the net operating loss because realization of the carryforward benefit is uncertain. For tax purposes, the net operating loss carryforward will expire in 2014.

GAMA COMPUTER CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - Continued
December 31, 1999

NOTE B - RELATED PARTY TRANSACTIONS

      GAMA has a "Rental and Other Services Agreement" with a related party which requires compensation of $50,000 annually. This amount was paid to the related party in April 1999 for 1999. GAMA also has an "Employment Agreement" with a majority shareholder which requires annual compensation of no less than $20,000 for the period from January 1, 1998 through December 31, 2000. Approximately $34,000 was paid related to this agreement in 1999.

NOTE C - COMMITMENTS AND CONTINGENCIES

      In the course of its business affairs and operations, GAMA is subject to possible loss contingencies arising from federal, state, and local laws and regulations and third party litigation. There are no matters which, in the opinion of management, will have a material adverse effect on the financial position or results of operations of the Company.

NOTE D - STOCK OPTION AND BONUS PLANS

      GAMA has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 500,000 shares of GAMA's common stock, less the number of shares already optioned under both this Plan and the Non-Qualified Stock Option Plan. The Incentive Stock Option Plan became effective on October 1, 2000 and will remain in effect until October 1, 2010 unless terminated earlier by action of the Board. Only officers, directors and key employees of GAMA may be granted options pursuant to the Incentive Stock Option Plan.

      In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

1. Options granted pursuant to the Plan must be exercised no later than:

            (a) The expiration of thirty (30) days after the date on which an option holder's employment by GAMA is terminated.

            (b) The expiration of one year after the date on which an option holder's employment by GAMA is terminated, if such termination is due to the Employee's disability or death.

      2. In the event of an option holder's death while in the employ of GAMA, his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

      3. The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

      4. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the common stock of GAMA may not be exercisable by its terms after five years from the date of grant.

      5. The purchase price per share of common stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the common stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning GAMA's stock which represents more than 10% of the total combined voting power of all classes of stock).

      Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 500,000 shares of GAMA's common stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Non-Qualified Stock Option Plan became effective on October 1, 2000 and will remain in effect until October 1, 2010 unless terminated earlier by the Board of Directors. GAMA's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of GAMA's common stock on the date the option is granted.

      Options granted pursuant to the Plan not previously exercised terminate upon the date specified when the option was granted.

      Stock Bonus Plan. Up to 500,000 shares of common stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, GAMA's employees, directors, officers, consultants and advisors are eligible to receive a grant of GAMA's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of the securities in a capital-raising transaction.

      Other Information Regarding the Plans. The Plans are administered by GAMA's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of GAMA or the period of time a non-employee must provide services to GAMA. At the time an employee ceases working for GAMA (or at the time a non-employee ceases to perform services for GAMA), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of Common Stock underlying options may be paid through the delivery of shares of GAMA's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      The Board of Directors of GAMA may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of GAMA's capital stock or a consolidation or merger of GAMA; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

      The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

      Summary. The following sets forth certain information as of December 31, 2000, concerning the stock options and stock bonuses granted by GAMA. Each option represents the right to purchase one share of GAMA's Common Stock.

                                Total        Shares                 Remaining
                                Shares    Reserved for      Shares   Options/
                               Reserved   Outstanding    Issued As   Shares
Name of Plan                  Under Plan    Options     Stock Bonus Under Plan

Incentive Stock Option Plan    500,000           --         N/A      500,000
Non-Qualified Stock Option
  Plan                         500,000      300,000         N/A      200,000
Stock Bonus Plans              500,000          N/A          --      500,000

      On October 1, 2000 options to purchase 200,000 shares of GAMA's common stock were granted to Pedro Villagran, and options to purchase 100,000 shares of common stock were granted to Alvaro Villagran, a former officer and director of GAMA. The options were granted pursuant to GAMA's Non-Qualified Stock Option Plan, are exercisable at a price of $0.25 per share, and expire on September 30, 2010.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2001 .

                                  GAMA COMPUTER CORPORATION

                                  By /s/ Pedro Villagran Garcia
                                     ------------------------------------------
                                        Pedro Villagran Garcia
                                        President, Chief Executive Officer and
                                        Principal Financial Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date

/s/ Pedro Villagran Garcia
Pedro Villagran Garcia              Director              March 27, 2001