Form 10QSB
period 2001-03-31
GAMA COMPUTER CORP
filed 2001-05-17
CIK 1126577

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number:  1-16187

                            GAMA COMPUTER CORPORATION
                       ----- ---------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                               98-0125787
     ------------------------                  ------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

                                Blvd. Hidalgo #67
                           Entre Campodonico y Londres
                                 Col. Centenario
                       Hermosillo, Sonora Mexico CP 83260
                    ----- ----------------------------------
               (address of principal executive offices) (Zip Code)

                                011-52-62-171221
                            ------ -----------------
              (Registrant's telephone number, including area code)

                                       N/A
                          ---------------------- ----
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X      No____

As of May 15, 2001 the Company had 8,411,137 shares of common stock issued and outstanding.

GAMA Computer Corporation
(A Development Stage Company)
Balance Sheets - Unaudited


                                          March 31, 2001      December 31, 2001

Assets
   Current Assets
   Cash                                     $     482               $4,657
                                            ---------               ------
                                            $     482               $4,657
                                            ==========              ======

Liabilities
Current Liabilities
    Due to shareholder / related party        $37,863              $37,863
    Accounts payable                           15,734               15,734
                                             --------               ------
               Total current liabilities       53,597               53,597

Shareholders' Equity (Deficit)

   Common stock: $.0001 par value;
    30,000,000 shares authorized;
    3,411,137 shares issued and outstanding       341                  341

   Additional paid in capital                 178,766              178,766
    Deficit accumulated during the
      development stage                      (232,222)            (228,047)
                                             ---------            ---------

   Total shareholders' equity (deficit)       (53,115)             (48,940)
                                             ---------            ---------
                                          $       482             $  4,657
                                          ===========             ========












                             See accompanying notes.

GAMA Computer Corporation
(A Development Stage Company)
Statements of Earnings - Unaudited
Three Months Ended March 31, 2001 and 2000 and the Period from January 9, 1998 (Inception) through March 31, 2001


                                Three         Three          January 9, 1998
                           Months Ended    Months Ended      (Inception) to
                              March 31,     March 31,             March 31,
                                 2001          2000               2001

Sales                     $       0     $        0              $ 2,116

Operating expenses            4,175         14,532              234,338
                           --------      ---------          -----------
Net (loss)                  $(4,175)      $(14,532)           $(232,222)
                            ========      =========           ==========










                             See accompanying notes.

GAMA Computer Corporation
(A Development Stage Company)
Statements of Shareholders' Equity - Unaudited
Period from January 9, 1998 (Inception) through March 31, 2001


                                                                     Deficit
                                                                   Accumulated
                                                      Additional   During the
                                    Capital Stock       Paid in    Development
                                 Shares        Amount   Capital       Stage      Total
                                 ------        ------ ----------  ------------   -----

Issuance of 3,172,366 shares -
  January 9, 1998               3,172,366      $  317    $4,867    $       0    $ 5,184
Issuance of 80,000 shares -
  July 8, 1998                     80,000           8    19,992                  20,000
Net loss for 1998                                                    (22,097)   (22,097)
                                ---------      ------    ------      --------   --------
Balance at December 31, 1998    3,252,366         325    24,859      (22,097)     3,087
Issuance of 128,771 shares        128,771          13   142,410                 142,423
Net loss for 1999                                                   (142,847)  (142,847)
                                ---------      ------   -------     ---------  ---------
Balance at December 31, 1999    3,381,137         338   167,269     (164,944)     2,663
Issuance of 30,000 shares          30,000           3    11,497                  11,500
Net loss for 2000                                       (63,103)                (63,103)
Balance at December 31, 2000    3,411,137         341   178,766     (228,047)   (48,940)
Net loss for three months ended
      March 31, 2001                                     (4,175)                 (4,175)
                         ----------------------------------------------------------------
Balance at March 31, 2001       3,411,137        $341  $178,766    $(232,222)  $(53,115)














                             See accompanying notes.

GAMA Computer Corporation
(A Development Stage Company)
Statements of Cash Flows - Unaudited
Three Months Ended March 31, 2001 and 2000 and the Period from January 9, 1998 (Inception) through March 31, 2001

                                       Three         Three       January 9, 1998
                                    Months Ended  Months Ended    (Inception) to
                                      March 31,     March 31,        March 31,
                                        2001          2000             2001

Operating Activities
Net (loss)                             $(4,175)     $(14,532)    $(232,222)
Adjustments to reconcile net
 (loss) to net cash (used  in)
 operating activities:
Changes in operating assets and
 liabilities:
          Accounts payable                   0             0        15,734
                                    ----------  ------------    ----------
Net cash (used in) operating
 activities                             (4,175)      (14,532)     (216,488)

Investing Activities
Due to shareholder                           0         2,952        37,863
                                      --------     ---------     ---------
Net cash provided by investing
 activities                                  0         2,952        37,863

Financing Activities
Issuance of common stock                     0        11,500       179,107
                                        ------        ------       -------
Net cash provided by financing
 activities                                  0        11,500       179,107
                                         ------       ------       --------
(Decrease) increase in cash             (4,175)          (80)          482
Cash at beginning of period              4,657        12,382             0
                                         -----        ------  ------------
Cash at end of period                   $  482       $12,302    $      482






                             See accompanying notes.

GAMA COMPUTER CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - UNAUDITED
March 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U. S. generall7y accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GAMA, Inc. (the "Company") was incorporated in Colorado on December 10, 1997, and had no previous operations. On January 9, 1998, the Company reorganized as a Delaware corporation and changed its name from GAMA, Inc. to GAMA Computer Corporation ("GAMA"). In addition to the common stock described in the accompanying balance sheet, GAMA is authorized to issue 5,000,000 shares of preferred stock (par value $.0001). No preferred stock was issued or outstanding as of March 31, 2001. GAMA is a developmental stage company under Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

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

Income Taxes: GAMA follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and financial reporting amounts at each year end based on enacted tax laws and statutory tax rates

GAMA COMPUTER CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - UNAUDITED - Continued
March 31, 2001

applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

GAMA incurred net operating losses of $4,175 for the quarter ended March 31, 2001 and $232,222 since inception (January 9, 1998). No tax benefit or deferred tax asset has been recorded relating to the net operating losses because realization of the carryforward benefit is uncertain. For tax purposes, the net operating loss carryforward will expire beginning in 2013.

NOTE C - RELATED PARTY TRANSACTIONS

GAMA had a "Rental and Other Services Agreement" with a related party which required compensation of $50,000 annually. This amount was paid to the related party in April 1999 for 1999. This agreement was terminated effective January 1, 2000. GAMA also had a "Professional Services Consulting Agreement" with a majority shareholder which required annual compensation of no less than $20,000 for the period from January 1, 1998 through December 31, 2000. Approximately $52,500 was paid related to this agreement through December 31, 2000.

NOTE D - COMMITMENTS AND CONTINGENCIES

In the course of its business affairs and operations, GAMA is subject to possible loss contingencies arising from federal, state, and local laws and regulations and third party litigation. There are no matters which, in the opinion of management, will have a material adverse effect on the financial position or results of operations of the Company.

NOTE  E - STOCK OPTION AND BONUS PLANS

On October 1, 2000 options to purchase 200,000 shares of GAMA's common stock were granted to Pedro Villagran, an officer and director of GAMA, and options to purchase 100,000 shares of common stock were granted to Alvaro Villagran, a former officer and director of GAMA. The options were granted pursuant to GAMA's Non-Qualified Stock Option Plan and were exercisable at a price of $0.25 per share. These options were cancelled subsequent to March 31, 2001 by agreement of the option holders.

NOTE F - SUBSEQUENT EVENTS

In April 2001, Pedro Villagran, GAMA's majority shareholder, purchased 5,000,000 shares of GAMA's common stock for $75,000. Mr. Villagran borrowed the $75,000 purchase price from Andrew Hromyk, an outside investor. The loan from Mr. Hromyk is collateralized by 6,487,5000 shares of GAMA's common stock which are owned by Mr. Villagran.

MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

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

      During the year ended December 31, 2000, the Company had a loss of $(63,103). As of March 31, 2001 the Company had a negative Stockholders' Equity of $(53,115). The Company continued to suffer losses during the three months ending March 31, 2001. Although the management of the Company is of the opinion that the Company's present business may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's revenues equal expenses. Considering the present attitude of the investment community toward internet related enterprises, management does not anticipate that it will be able to obtain this additional capital.

      Consequently, the Company's management believes it is in the best interest of the Company's shareholders to discontinue its current business and attempt to acquire a new business which may provide more value to the Company's shareholders. To further this objective Pedro Villagran Garcia, the Company's President and principal shareholder, has reached preliminary agreements with Andrew Hromyk and certain other third parties which provide that Mr. Villagran will sell substantially all of his shares in the Company's common stock to Mr. Hromyk and the other third parties for approximately $0.01 per share.

      If the sale of Mr. Villagran's shares is completed Mr. Villagran will resign as an officer and director of the Company and will be replaced on a temporary basis by Mr. Hromyk. The Company will then attempt to acquire a new business. As of the date of this report the Company had not identified any business which was available for acquisition. Although the Company does not have any plans to appoint any other officers or directors at the present time, it may be expected that new officers and directors will be appointed if a new business is acquired.

Item 6.  Exhibits and reports on Form 8-K

      No exhibits are filed with this report

      During the three months ended March 31, 2001 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GAMA COMPUTER CORPORATION


                            By  /s/ Pedro Villagran Garcia
                                -------------------------------------------
                                    Pedro Villagran Garcia
                                    President, Chief Executive Officer and
                                    Principal Financial Officer


Date:   May 17, 2001