Form 10QSB
period 2001-06-30
GAMA COMPUTER CORP
filed 2001-08-08
CIK 1126577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Act of 1934

                  For the quarterly period ended June 30, 2001

                         Commission file number: 1-16187

                            GAMA COMPUTER CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Delaware                                 98-0125787
 (State or other jurisdiction of           (IRS Employee Identification No.)
  incorporation or organization)

            Suite 215 - 2438 Marine Drive, West Vancouver, BC V7V 1L2
                    (Address of principal executive offices)

                                 (604) 925-9910
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $0.0001 par value                   8,411,137
                 (Class)                      (Outstanding as of July 25, 2001)

                            GAMA COMPUTER CORPORATION
                                   FORM 10-QSB
                                      INDEX

                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Independent Accountant's Review Report.......................................3

Balance Sheet................................................................4

Statement of Earnings........................................................5

Statement of Shareholders' Equity............................................6

Statement of Cash Flows......................................................7

Notes to Financial Statements................................................8

Item 2   Management's Discussion and Analysis or Plan of Operation...........13

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        Wrinkle, Gardner & Company, P.C.
                          Certified Public Accountants
                           211 E. Parkwood, Suite 100
                            Friendswood, Texas 77546
                                 (281) 992-2200




                     Independent Accountants' Review Report
                     --------------------------------------


Board of Directors
GAMA Computer Corporation


We have reviewed the accompanying balance sheet of GAMA Computer Corporation (a Development Stage Company) as of June 30, 2001 and the related statements of earnings, shareholders' equity, and cash flows for the three and six-months ended June 30, 2001 and 2000 and for the period from inception (January 9, 1998) through June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of GAMA Computer Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with U. S. generally accepted accounting principles.



August 8, 2001

                           GAMA Computer Corporation
                         (A Development Stage Company)
                           Balance Sheet - Unaudited
                                 June 30, 2001


Assets
Current Assets
    Cash
                                                                      $     490
                                                                      ---------
                                                                      $     490
                                                                      =========



Liabilities
Current Liabilities
    Due to shareholder / related party                                $  37,863
    Accounts payable                                                      1,652
                                                                      ---------
                           Total current liabilities                     39,515

Shareholders' Equity (Deficit)
    Common stock: $.0001 par value; 30,000,000 shares
    authorized; 8,411,137 shares issued and outstanding                     841
    Additional paid in capital                                          253,266
    Deficit accumulated during the development stage                   (293,132)
                                                                      ---------
                           Total shareholders' equity (deficit)         (39,025)
                                                                      ---------
                                                                      $     490
                                                                      =========


                             See accompanying notes

                            GAMA Computer Corporation
                          (A Development Stage Company)
                       Statements of Earnings - Unaudited
            Three and Six-Months Ended June 30, 2001 and 2000 and the
          Period from January 9, 1998 (Inception) through June 30, 2001

                                  Three Months     Three Months     Six Months      Six Months        January 9, 1998
                                     Ended            Ended           Ended           Ended           (Inception) to
                                    June 30,         June 30,        June 30,        June 30,             June 30,
                                      2001            2000             2001            2000                 2001
                                 -----------------------------------------------------------------------------------
Sales                            $         0      $          0     $          0     $         0        $      2,116

Operating expenses                    60,910            12,888           65,085          27,387             295,248
                                 -----------      ------------    -------------     -----------        ------------
Net (loss)                       $   (60,910)     $    (12,888)   $     (65,085)    $   (27,387)       $   (293,132)
                                 ===========      ============    =============     ===========        ============





                             See accompanying notes

                           GAMA Computer Corporation
                          (A Development Stage Company)
                 Statements of Shareholders' Equity - Unaudited
          Period from January 9, 1998 (Inception) through June 30, 2001

                                                                                           Deficit
                                                                                         Accumulated
                                                                          Additional      During the
                                                             Capital       Paid in       Development
                                                              Stock        Capital          Stage          Total
                                            ------------------------------------------------------------------------
Issuance of 3,172,366 shares - January 9,     3,172,366      $    317     $    4,867     $          0  $      5,184
1998
Issuance of 80,000 shares                        80,000             8         19,992                         20,000
- July 8, 1998
Net loss for 1998                                                                             (22,097)      (22,097)
                                            -----------      --------     ----------     ------------  ------------
Balance at December                           3,252,366           325         24,859          (22,097)        3,087
31, 1998
Issuance of 128,771                             128,771            13        142,410                        142,423
shares
Net loss for 1999                                                                            (142,84 7)    (142,847)
                                            -----------      --------     ----------     ------------  ------------
Balance at December                           3,381,137           338        167,269         (164,944)        2,663
31, 1999
Issuance of 30,000                               30,000             3         11,497                         11,500
shares
Net loss for 2000                                                                             (63,103 )     (63,103)
                                            -----------      --------     ----------     ------------  ------------
Balance at December                           3,411,137           341        178,766         (228,047)      (48,940)
31, 2000
Net loss for three months ended March 31,                                                      (4,175)       (4,175)
2001
Balance at March 31,                          3,411,137           341        178,766         (232,222)      (53,115)
2001
Issuance of                                   5,000,000           500         74,500                         75,000
5,000,000 shares
Net loss for three months ended June 30,                                                      (60,910)      (60,910)
2001
                                            -----------      --------     ----------     ------------  ------------
Balance at June 30,                           8,411,137      $    841     $  253,266     $   (293,132) $    (39,025)
2001
                                            ===========      ========     ==========     ============  ============


                             See accompanying notes

                            GAMA Computer Corporation
                          (A Development Stage Company)
                       Statements of Cash Flows -Unaudited
            Three and Six-Months Ended June 30, 2001 and 2000 and the
          Period from January 9, 1998 (Inception) through June 30, 2001

                                         Three Months     Three Months     Six Months      Six Months        January 9, 1998
                                            Ended            Ended           Ended           Ended           (Inception) to
                                           June 30,         June 30,        June 30,        June 30,             June 30,
                                             2001            2000             2001            2000                 2001
                                        --------------------------------------------------------------------------------
Operating Activities
Net (loss)                              $  (60,910)     $  (12,888)      $  (65,085)     $  (27,387)         $  (293,132)
Adjustments to reconcile net
(loss) to net cash
  (used in) operating activities:
     Changes in operating assets
       and liabilities:
          Accounts                         (14,082)          2,500          (14,082)          2,500                1,652
payable
                                        ----------      ----------       ----------      ----------          -----------
Net cash (used in) operating               (74,992)        (10,388)         (79,167)        (24,887)            (291,480)
activities

Investing Activities
Due to shareholder                               0           5,000                0           7,952               37,863
                                        ----------      ----------       ----------      ----------          -----------
Net cash provided by                             0           5,000                0           7,952               37,863
investing activities

Financing Activities
Issuance of common                          75,000               0           75,000          11,500              254,107
stock
                                        ----------      ----------       ----------      ----------          -----------

Net cash provided by                        75,000               0           75,000          11,500              254,107
financing activities
                                        ----------      ----------       ----------      ----------          -----------
(Decrease) increase                              8          (5,388)          (4,167)         (5,435)                 490
in cash
Cash at beginning                              482          12,335            4,657          12,382                    0
of period
                                        ----------      ----------       ----------      ----------          -----------
Cash at end of                          $      490      $    6,947       $      490      $    6,947          $       490
period
                                        ==========      ==========       ==========      ==========          ===========

                             See accompanying notes

                            GAMA COMPUTER CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                  June 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
GAMA, Inc. (the "Company") was incorporated in Colorado on December 10, 1997, and had no previous operations. On January 9, 1998, the Company reorganized as a Delaware corporation and changed its name from GAMA, Inc. to GAMA Computer Corporation ("GAMA"). In addition to the common stock described in the accompanying balance sheet, GAMA is authorized to issue 5,000,000 shares of preferred stock (par value $.0001). No preferred stock was issued or outstanding as of June 30, 2001. GAMA is a developmental stage company under Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

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

                           GAMA COMPUTER CORPORATION
                         (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS - UNAUDITED - Continued
                                  June 30, 2001


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

GAMA incurred net operating losses of $60,910 for the quarter ended June 30, 2001 and $293,132 since inception (January 9, 1998). No tax benefit or deferred tax asset has been recorded relating to the net operating losses because realization of the carryforward benefit is uncertain. For tax purposes, the net operating loss carryforward will expire beginning in 2013.

NOTE C - COMMITMENTS AND CONTINGENCIES

In the course of its business affairs and operations, GAMA is subject to possible loss contingencies arising from federal, state, and local laws and regulations and third party litigation. There are no matters which, in the opinion of management, will have a material adverse effect on the financial position or result of operations of the Company.

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

                           GAMA COMPUTER CORPORATION
                         (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS - UNAUDITED - Continued
                                  June 30, 2001


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

                           GAMA COMPUTER CORPORATION
                         (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS - UNAUDITED - Continued
                                  June 30, 2001


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

                            GAMA COMPUTER CORPORATION
                          (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS - UNAUDITED - Continued
                                  June 30, 2001


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

Summary. The following sets forth certain information as of June 30, 2001, concerning the stock options and stock bonuses granted by GAMA. Each option represents the right to purchase one share of GAMA's Common Stock.

                                                                                                Remaining
                          Total Shares           Shares Reserved                                Options/
                          Reserved Under         for Outstanding         Shares Issued as       Shares
Name of Plan              Plan                   Options                 Stock Bonus            Under Plan
------------------------------------------------------------------------------------------------------------
Incentive Stock Option      500,000                       0                   N/A                 500,000
Plan
------------------------------------------------------------------------------------------------------------
Non-Qualified Stock         500,000                 300,000                   N/A                 200,000
Option Plan
------------------------------------------------------------------------------------------------------------
Stock Bonus Plan            500,000                   N/A                      0                  500,000
------------------------------------------------------------------------------------------------------------

On October 1, 2000 options to purchase 200,000 shares of GAMA's common stock were granted to Pedro Villagran, and options to purchase 100,000 shares of common stock were granted to Alvaro Villagran, a former officer and director of GAMA. The options were granted pursuan tot GAMA's Non-Qualified Stock Option Plan, are exercisable at a price of $0.25 per share, and expire on September 30, 2010. Pedro Villagran cancelled his options on July 20, 2001, in conjunction with the Share Purchase Agreement as of the same date. Alvaro Villagran cancelled his option during the quarter ended June 30, 2001.

                           GAMA COMPUTER CORPORATION
                         (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS - UNAUDITED - Continued
                                  June 30, 2001


NOTE E - RELATED PARTY TRANSACTION

In April 2001, GAMA's majority shareholder purchased 5,000,000 shares of the Company's common stock for $75,000, which he borrowed from an outside investor. The loan is collateralized by 6,487,500 shares of GAMA's common stock

NOTE F - SUBSEQUENT EVENTS

In August 2001, GAMA's majority shareholder sold 6,487,500 shares of the Company's common stock for $85,000 to Andrew Hromyk resulting in a change of control. The Company's majority shareholder appointed Mr. Hromyk as Director of the Company and tendered his resignation as a director and officer of GAMA

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS PLAN OF OPERATION


Plan of Operation

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

During the quarter ended June 30, 2001, the Company had a loss of $(60,910). As of June 30, 2001 the Company had a negative Stockholders' Equity of $(39,025). The Company continued to suffer losses during the three months ending June 30, 2001. Although the management of the Company is of the opinion that the Company's present business may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's revenues equal expenses. Considering the present attitude of the investment community toward internet related enterprises, management does not anticipate that it will be able to obtain this additional capital.

Consequently, the Company's management believes it is in the best interest of the Company's shareholders to discontinue its current business and attempt to acquire a new business which may provide more value to the Company's shareholders. To further this objective Pedro Villagran Garcia, the Company's President and principal shareholder, signed a Share Purchase Agreement under date July 20, 2001, with Andrew Hromyk which provide that Mr. Villagran Garcia will sell substantially all of his shares in the Company's common stock to Mr. Hromyk.

This Agreement closed August 6, 2001 and Mr. Villagran Garcia resigned as an officer and director of the Company and was replaced by Mr. Hromyk. The Company is now attempting to acquire a new business. As of the date of this report the Company had not identified any business which was available for acquisition. Although the Company does not have any plans to appoint any other officers or directors at the present time, it may be expected that new officers and directors will be appointed if a new business is acquired.

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of Incorporation of the Registrant*

3.2      By-laws of the Registrant*


-----------------
* Included as an Exhibit to Gama Computer Corporation's registration statement on Form 10-SB as filed on October 20, 2000.


(b)      Reports on Form 8-K filed during the three months ended June 30, 2001.


         During the three months ended June 30, 2001, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  August 8, 2001                        Gama Computer Corporation


                                             /s/ Andrew Hromyk
                                             -----------------------------------
                                             Andrew Hromyk
                                             President