Form 10QSB
period 2001-09-30
GAMA COMPUTER CORP
filed 2001-11-19
CIK 1126577

-----------------------------
                   UNITED STATES                   |        OMB APPROVAL       |
         SECURITIES AND EXCHANGE COMMISSION        -----------------------------
               WASHINGTON, D.C. 20549              |   OMB Number: 3235-0416   |
                                                   |   Expires: April 30,2003  |
                                                   |  Estimated average burden |
                   FORM 10-QSB                     | hours per response: 32.00 |
                                                   -----------------------------


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2001
                                                ------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from ___________ to ___________.


                         Commission file number 1-16187

                   The Bluebook International Holding Company
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                       98-0125787
             ------                                       ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)


        21098 Bake Parkway, Suite 100, Lake Forest, California 92630-2163
                    (Address of principal executive offices)

                   714-731-3389   (Issuer's telephone number)
                   ------------

                            Gama Computer Corporation
            Suite 215 - 2438 Marine Drive, West Vancouver, BC V7V 1L2
            ---------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,733,411 shares of common stock as
                                            ------------------------------------
of November 8, 2001.
-------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                   FORM 10-QSB
                                      INDEX

                                                                            Page

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Statement of Earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . . .3
Statement of Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . .4
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .5
Item 2 Management's Discussion and Analysis or Plan of Operation . . . . . . .7

Part II OTHER INFORMATION
Item 6
Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .9
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2000


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                             ---------------  --------------
                                                               (UNAUDITED)
ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENT                                   $      134,199   $     185,432
  INVENTORY                                                          23,310               -

                                                             ---------------  --------------
  TOTAL CURRENT ASSETS                                              157,509         185,432

INTANGIBLE ASSETS                                                 1,340,403               -
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION              57,741          71,509
PROGRAM DEVELOPMENT COSTS, NET OF ACCUMULATED AMORTIZATION          160,291         181,032
                                                             ---------------  --------------

                                                             $    1,715,944   $     437,973
                                                             ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      $      375,714   $       7,571
  DUE TO RELATED PARTIES                                          1,020,000          20,000

                                                             ---------------  --------------
  TOTAL CURRENT LIABILITIES                                       1,395,714          27,571

DEFERRED REVENUE                                                    244,726         400,613
                                                             ---------------  --------------

STOCKHOLDERS EQUITY
  PREFERRED STOCK $.0001 PAR VALUE; 5,000,000
  SHARES AUTHORIZED; ISSUED-NONE
  COMMON STOCK $.0001 PAR VALUE, 30,000,000 SHARES
  AUTHORIZED, 12,911,137 ISSUED AND OUTSTANDING                       1,291           1,291
  ADDITIONAL PAID IN CAPITAL                                        (55,919)        (81,919)
  RETAINED EARNINGS                                                 130,132          90,417

                                                             ---------------  --------------
                                                                     75,504           9,789

                                                             ---------------  --------------
                                                             $    1,715,944   $     437,973
                                                             ===============  ==============

See accompaning Notes to Condensed Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                    -------------------------  ------------------------
                                                        2001         2000         2001         2000
                                                    ------------  -----------  -----------  -----------

SALES, NET                                          $   185,922   $   141,275  $   617,850  $   503,175

OPERATING EXPENSES
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE           271,512       108,551      515,614      332,875
  DEPRECIATION AND AMORTIZATION EXPENSE                  14,315        14,835       44,015       40,777
                                                    ------------  -----------  -----------  -----------

                                                        285,827       123,386      559,629      373,652

OTHER INCOME                                              3,902           846        7,784          974
                                                    ------------  -----------  -----------  -----------

INCOME BEFORE INCOME TAXES                              (96,003)       18,735       66,005      130,497

INCOME TAX EXPENSE (BENEFIT)                            (38,000)         7500       26,290       52,000
                                                    ------------  -----------  -----------  -----------

NET INCOME (LOSS)                                   $   (58,003)  $    11,235  $    39,715  $    78,497
                                                    ============  ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING    12,911,137    12,911,137   12,911,137   12,911,137
                                                    ============  ===========  ===========  ===========

INCOME (LOSS) PER COMMON SHARE                           ($.004)  $      .001  $      .003  $      .006
                                                    ============  ===========  ===========  ===========

See accompaning Notes to Condensed Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                           2001        2000
                                                       ------------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    NET INCOME                                         $    39,715   $ 78,497
    ADJUSTMENTS TO RECONCILE NET INCOME TO
      NET CASH USED IN OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                       44,015     40,777
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
        INVENTORY                                          (23,310)   (33,480)
        INTANGIBLE ASSETS                               (1,340,403)         -
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES              368,143     (2,932)
        DUE TO RELATED PARTIES                           1,000,000
        DEFERRED REVENUE                                  (155,887)   (22,808)
                                                       ------------  ---------

         NET CASH PROVIDED BY OPERATING ACTIVITIES         (67,727)    60,054
                                                       ------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        PURCHASE OF PROPERTY AND EQUIPMENT                  (2,398)   (63,852)
        PROGRAM DEVELOPMENT COSTS                           (7,108)   (10,045)
                                                       ------------  ---------

         NET CASH USED IN INVESTING ACTIVITIES              (9,506)   (73,897)
                                                       ------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        OWNER'S WITHDRAWAL, NET OF CAPITAL
          CONTRIBUTION                                          --    (13,317)
          ELIMINATION OF PROFORMA TAX PROVISION             26,000     52,000
                                                       ------------  ---------

          NET CASH USED IN FINANCING ACTIVITIES             26,000    38,683
                                                       ------------  ---------

NET DEREASE IN CASH AND CASH EQUIVALENTS                   (51,233)    24,840

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR (PERIOD)      185,432    119,369
                                                       ------------  ---------

CASH AND CASH EQUIVALENTS, END OF YEAR (PERIOD)        $   134,199   $144,209
                                                       ============  =========

See accompaning Notes to Condessed Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JANUARY 9, 1998 THROUGH SEPTEMBER 30, 2001


                                           COMMON STOCK
                                     ------------------------     ADDITIONAL       RETAINED
                                       SHARES      PAR VALUE    PAID IN CAPITAL    EARNINGS     TOTAL
                                     -----------  -----------  -----------------  ----------  ----------
Issuance of stock, January 9, 1998    3,172,366   $      317   $          4,867   $       -   $   5,184

Issuance of stock, July 8, 1998          80,000            8             19,992           -      20,000

Net loss 1998 Gama                                                                  (22,097)    (22,097)

                                     ------------------------  -----------------  ----------  ----------
Balance, December 31, 1998            3,252,366          325             24,859     (22,097)      3,087

Issuance of stock                       128,771           13            142,410                 142,423

Net loss 1999 Gama                                                                 (142,847)   (142,847)

                                     ------------------------  -----------------  ----------  ----------
Balance, December 31, 1999            3,381,137          338            167,269    (164,944)      2,663

Issuance of stock                        30,000            3             11,497                  11,500

Net loss for 2000, Gama                                                             (63,103)    (63,103)

                                     ------------------------  -----------------  ----------  ----------
Balance before the merger
  December 31, 2000                   3,411,137          341            178,766    (228,047)    (48,940)

Issuance of stock, Gama               5,000,000          500             74,500                  75,000

Cancellation of stock due to
  merger-Gama stockholders           (6,400,000)        (640)          (178,766)    228,047      48,641

Issuance of stock due to merger
  -Bluebook International
  shareholders                       10,900,000        1,090           (216,419)               (215,329)

Net income year ended
  December 31, 2000                                                                  90,417      90,417

Elimination Proforma Income
  Tax Provision                                                          60,000                  60,000
                                     ------------------------  -----------------  ----------  ----------
Balance, December 31, 2000           12,911,137        1,291            (81,919)     90,417       9,789

Net income for nine months ended
     September 30, 2001                                                  26,000      39,715      39,715

Elimination Proforma Income
   Tax Provision                                                         26,000                  26,000
                                     -----------  -----------  -----------------  ----------  ----------
                                     12,911,137   $    1,291   $        (55,919)  $ 130,132   $  75,504
                                     ===========  ===========  =================  ==========  ==========

See accompaning Notes to Condessed Consolidated Financial Statements

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The interim financial statements presented have been prepared by The Bluebook International Holding Company (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2001 and 2000,
     (b) the financial position at September 30, 2001 and December 31, 2000, and
     (c) the cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Company's independent auditors. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.


2.   CHANGES IN CONTROL AND ACQUISITION OF ASSETS

     On September 24, 2001, GAMA COMPUTER CORPORATION ("Gama") entered into certain Agreement and Plan of Merger (the "Agreement") with (a) THE BLUEBOOK INTERNATIONAL, INC., a Nevada corporation ("Bluebook International"); (b) BLUEBOOK ACQUISITIONS CORP., a Nevada corporation, wholly owned by the Company ("Acquisitions"); (c) each of MARK A. JOSIPOVICH, an individual, DANIEL T. JOSIPOVICH, an individual, DANIEL E. JOSIPOVICH, an individual, DOROTHY E. JOSIPOVICH, an individual (each, a "Bluebook Shareholder"); and (d) ANDREW HROMYK, an individual. Among other things, the Agreement provided for the Company's purchase from the Bluebook Shareholders of all of the issued and outstanding capital stock of Bluebook International in exchange for the issuance of an aggregate of 10,900,000 shares of the Company's authorized but unissued Common Stock (the "Exchange").

     Effective October 1, 2001, the Company underwent a change of control in connection with the consummation of the Exchange in which (i) Andrew Hromyk, the Company's only executive officer, resigned his position, and the Board of Directors appointed Mark A. Josipovich to serve as the Company's President, Chief Executive Officer, Chief Financial Officer and Secretary and Daniel T. Josipovich to serve as the Company's Chief Operations Officer; (ii) the Company's majority stockholder surrendered and subsequently cancelled 6,400,000 shares and (iii) the Bluebook Shareholders became the holders of an aggregate of 10,900,000 shares of the Company's Common Stock, or approximately 84.4% of the Company's Common Stock issued and outstanding after the consummation of the Exchange. In addition, effective October 1, 2001, Daniel E. Josipovich and Dorothy E. Josipovich were jointly issued 1,000 shares of Series A Convertible Preferred Stock with voting rights. Upon consummation of the Exchange, Mr. Hromyk resigned as the then-sole member of the Company's Board of Directors.

     At consummation of the Exchange on October 1, 2001, the Company acquired all of the 7,083,332 issued and outstanding capital shares of Bluebook International, and issued a total of 10,900,000 shares of Common Stock to the Bluebook Shareholders. Immediately following the Exchange, the Company had a total of 12,911,137 shares of Common Stock issued and outstanding. As a result of the Exchange, Bluebook International became a wholly-owned subsidiary of the Company. Immediately following the Exchange, the Company caused Acquisitions and The Bluebook to be merged pursuant to a Certificate of Merger filed with the California Secretary of State on October 4, 2001 (the "Merger"). Acquisitions Survived the Merger, and concurrently

     Acquisitions changed its name to the Bluebook International, Inc. (the "Surviving Subsidiary"). The Company intends to continue to hold the Surviving Subsidiary as a wholly-owned subsidiary of the Company and intends to cause the Surviving Subsidiary to continue the operations of Bluebook International, as more fully described below.

     Bluebook International was incorporated in the State of Nevada on December 5, 2000. Effective as of September 15, 2001, the Company purchased all of the business assets owned by Daniel E. Josipovich and Dorothy E. Josipovich, husband and wife (the "Sole Proprietorship"), used in the business of creating, developing and distributing products and services related to the Bluebook of Cleaning, Reconstruction and Repair Costs (the "Bluebook"), including the software version known as Bluebook Estimating Systems Technology (as updated, "B.E.S.T."). The Sole Proprietorship operated the business known as The Bluebook (and related trade names) for over 37 years. The Sole Proprietorship was dedicated to developing, distributing and managing the Bluebook, B.E.S.T. and related products (collectively, the "Products"). Daniel T. Josipovich and Mark A. Josipovich were Bluebook International's principal co-founders, officers and directors, and they were intimately involved in the creation, development and distribution of the Products owned by the Sole Proprietorship. The Company, by and through the Surviving Subsidiary, intends to continue selling the Products and significantly expand its business with the introduction of its latest technological advancement, B.E.S.T.Net(TM), a web-based cost estimation and claims management system that will allow anytime, anywhere management of the entire insurance claims process and the construction industry.

     For accounting purposes, the transaction has been treated as an acquisition of Gama by Bluebook International and as a recapitalization of Bluebook International. The historical financial statements prior to the acquisition become those of Bluebook International even though they are labeled as those of Gama. In a recapitalization, historical stockholders' equity (deficit) of Bluebook International prior to the merger is retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Accumulated deficit of Gama is reversed to paid-in capital. Operations prior to the merger are those of Bluebook International. Basic earnings (loss) per share prior to the merger are restated to reflect the number of equivalent shares issued to Bluebook International stockholders. This transaction has been included in these financial statements as if the transaction was effective as of September 30, 2001.

3.   RECENT FINANCIAL ACCOUNTING STANDARDS ("FAS") PRONOUNCEMENTS.

     During the year 2001 FAS issued FAS No. 141, effective for business Combinations after July 1, 2001, Business Combinations; FAS No. 142, effective for years beginning after December 15, 2000, Goodwill and Other Intangible Assets and FAS No. 143, effective for years beginning after June 15, 2002, Accounting for Asset Retirement Obligations. In September the Company entered into a business combination, using the "Purchase Method" of accounting, which created a gross intangible of approximately $1,300,000. The Company has retained a professional valuation company and is in the process of determining the appropriate allocation of this intangible. FAS No. 142 and 143 will be implemented for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During the quarter ended September 30, 2001, the Company did not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations had not been a source of liquidity. The Company needed to obtain additional capital in order to continue operations. In order to obtain capital, the Company needed to sell additional shares of its common stock or borrow funds from private lenders. The Company believed it was is in the best interest of the Company's shareholders to discontinue its current business and attempt to acquire a new business which may provide more value to the Company's shareholders.

To further this objective, on September 24, 2001, the Company entered into that certain Agreement and Plan of Merger (the "Agreement") with (a) THE BLUEBOOK INTERNATIONAL, INC., a Nevada corporation ("Bluebook International"); (b) BLUEBOOK ACQUISITIONS CORP., a Nevada corporation, wholly owned by the Company ("Acquisitions"); (c) each of MARK A. JOSIPOVICH, an individual, DANIEL T. JOSIPOVICH, an individual, DANIEL E. JOSIPOVICH, an individual, DOROTHY E.
JOSIPOVICH,  an  individual  (each,  a  "Bluebook  Shareholder"); and (d) ANDREW
HROMYK, an individual. Among other things, the Agreement provided for the Company's purchase from the Bluebook Shareholders of all of the issued and outstanding capital stock of Bluebook International in exchange for the Company's issuance of 10,900,000 shares of its authorized but unissued Common Stock to the Bluebook Shareholders, (the "Exchange"), plus 1,000 shares of Series A Convertible Preferred Stock in exchange for an assignment of a promissory note from Bluebook International to Daniel E. Josipovich and Dorothy
E. Josipovich in the face amount of One Million Dollars ($1,000,000). As a condition to the Exchange, the Company was required to sell an additional 1,050 shares of Series A Convertible Preferred Stock for a purchase price of $1,050,000 cash (the "Private Offering"). The Exchange and Private Offering closed on October 1, 2001. On October 11, 2001, the Company filed with the Securities and Exchange Commission an Information Statement pursuant to SEC Rule 14f-1 under the Securities Exchange Act of 1934, as amended, which among other things described the proposed Exchange (the "Information Statement"). The Information Statement is incorporated by reference in this report. In addition, on October 16, 2001, the Company filed a current statement on Form 8-K, which is incorporated herein by this reference.

Although the Company's acquisition of Bluebook International occurred on October 1, 2001, such acquisition was more likely than not to occur as of September 30, 2001. Consequently, for accounting purpose, the transaction has been treated by the accountant as occurring during the period ended September 30, 2001. The financial statements included in this report reflect what the Company's financial statements would have been had the acquisition occurred during the period ended September 30, 2001. Furthermore, for accounting purposes, the transaction has been treated as an acquisition of the Company by Bluebook International and as a recapitalization of Bluebook International. Because the 3-1 forward stock split was not approved until November 6, 2001, the financial statements do not reflect the additional stock issued as a result of the stock split.

During the quarter ended September 30, 2001, the Company had a net operating loss of $(58,003.00). As of September 30, 2001 the Company had a positive Stockholders' Equity of $75,504.00. The new management expects that the Company will need additional capital over the next twelve (12) months before the Company's operating revenues equal expenses. Management expects to obtain this additional capital through traditional financing, convertible debt or the sale of additional preferred equity stock.

The Company's new management is committed to investment in its newly acquired subsidiary, Bluebook International. Bluebook International expects to continue its existing business related to the Bluebook of Cleaning, Reconstruction and Repair Costs (the "Bluebook"), including the software version known as Bluebook Estimating Systems Technology (as updated, "B.E.S.T."). The Company also intends to invest in Bluebook International's development of its latest software technology known as B.E.S.T.Net (TM).

Over the next twelve (12) months, the Company expects to purchase fixtures, furniture and equipment to service its new expanded office location totaling approximately $200,000.

The Company also expects to expand the number of employees of Bluebook International from one (1) to approximately seven (7) to twelve (12) over the next twelve (12) months. These employees will include the new officers of the Company identified in the Information Statement and Form 8-K, new administrative assistants, programmers and sales representatives.

This report includes statements that may constitute forward-looking statements pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, or by the Securities and Exchange Commission in its rules, regulations and releases. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks include, but are not limited to, the inability to obtain financing or additional capital needed for operations, the loss of or inability to obtain projected income from operations, and uncertainties in the employment market. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be met. Other risks are detailed in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a)

(a) Exhibits:

2 Agreement and Plan of Merger, dated September 24, 2001, included as an Exhibit to Gama Computer Corporation's Form 14f-1 filed on October 11, 2001.
3.i.     Articles of Incorporation of the Registrant*
3.ii     By-laws of the Registrant*



* Included as an Exhibit to the Company's registration statement on Form 10-SB as filed on October 20, 2000.

(b) Reports on Form 8-K filed during the three months ended September 30, 2001:

During the three months ended September 30, 2001, the Company filed one current report on Form 8-K on August 6, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      THE BLUEBOOK INTERNATIONAL HOLDING COMPANY




Date:  November 19, 2001              By:  /s/  Mark  A.  Josipovich
                                         ---------------------------------------
                                         Mark  A.  Josipovich,  President