Form 10KSB
period 2001-12-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2002-04-16
CIK 1126577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ANNUAL REPORT ON FORM 10-KSB

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

COMMISSION FILE NUMBER 1-16187

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     98-0125787
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

        21098 BAKE PARKWAY, SUITE 100, LAKE FOREST, CALIFORNIA 92630-2163
          (Address, including zip code, of principal executive offices)

                                  (949) 470-9534
              (Registrant's telephone number, including area code)
           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  Issuer's  revenues  for  the  most  recent  fiscal  year  were  $799,987.
The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on April 5, 2002, based on the closing price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $36.5 million.

The number of shares of the Registrant's Common Stock outstanding as of April 5, 2002 was 38,733,411 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional  Small Business Disclosure Format (Check one):  Yes [_]   No [X]

================================================================================

                               THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
                                      ANNUAL REPORT ON FORM 10-KSB
                                                  INDEX



                                                                                                    Page
                                                                                                    ----
PART I.
-------
          ITEM 1.    Business, . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
          ITEM 2.    Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
          ITEM 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
          ITEM 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .   8

PART II.
--------
          ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters . . . . .   9
          ITEM 6.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
          ITEM 7.    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
          ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART III.
---------
          ITEM 9.    Directors, Executive Officers, Promoters and Control Persons of the Registrant;
                     Compliance with Section 16(a) of the Exchange Act . . . . . . . . . . . . . . .  13
          ITEM 10.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
          ITEM 11.   Security Ownership of Certain Beneficial Owners and Management. . . . . . . . .  16
          ITEM 12.   Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . .  16
          ITEM 13.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .  16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                     PART I

This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results," set forth in Item 6 below. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM 1. Description of Business.

     (a)  Business  Development

     The Bluebook International Holding Company (the "Company") was incorporated as Gama Computer Corporation in Delaware on December 17, 1997. On January 9, 1998, the Company merged with Gama, Inc., a Colorado corporation, and Gama Computer Corporation became the surviving company.

     On September 24, 2001, the Company; the Company's then principal shareholder, Andrew Hromyk ("Mr. Hromyk"); the Company's wholly-owned subsidiary, Bluebook Acquisitions Corp., a Nevada corporation ("Acquisitions"); The Bluebook International, Inc., a Nevada corporation ("Target"); and Target's stockholders, Mark A. Josipovich, Daniel T. Josipovich, Daniel E. Josipovich, and Dorothy E. Josipovich (collectively, the "Target's Stockholders"), entered into an Agreement and Plan of Merger, dated September 24, 2001 (the "Merger Agreement"). A copy of the Merger Agreement was filed with the Securities and Exchange Commission on October 12, 2001, as an Exhibit to our Information Statement. Pursuant to the Merger Agreement, the Target's Stockholders acquired an aggregate of 10,900,000 shares of the Company's common stock issued by the Company (the "Transaction") in exchange for all of the outstanding Common Stock of Target, consisting of 7,083,332 shares. Additionally, pursuant to the Merger Agreement, Mr. Hromyk returned to treasury 6,400,000 shares of Common Stock to the Company. The closing of the Transaction was effective on October 1, 2001 (the "Closing"). Following the Closing, there were 12,911,137 shares of Common Stock of the Company outstanding. On November 7, 2001, each issued and outstanding share of Common Stock was converted into three shares of Common Stock of the Company, and as of March 9, 2002, there were 38,733,411 shares of Common Stock of the Company issued and outstanding.

     Acquisitions survived the Merger and changed its name to The Bluebook International, Inc. (hereinafter referred to as "Bluebook International"). From and after the Closing, our principal asset became, and has continued to be, Bluebook International. In accordance with the plain English requirements of the SEC, the terms "we" and "us" refer to the Company, including its subsidiary Bluebook International, unless the context requires otherwise.

     As a condition to the Exchange, we were required to issue an additional 2,050 shares of Series A Convertible Preferred Stock for a purchase price of $1,000 per share for a total consideration of $1,050,000 cash and satisfaction of $1,000,000 in outstanding debt (the "Private Offering"). The Exchange and Private Offering closed on October 1, 2001 and are reflected in the financial statements furnished in this report. On October 11, 2001, we filed with the

Securities and Exchange Commission an Information Statement pursuant to SEC Rule 14f-1 under the Securities Exchange Act of 1934, as amended, which among other things described the proposed Exchange (the "Information Statement"). The Information Statement, along with the Merger Agreement attached thereto as Exhibit "A," are incorporated by reference in this report. In addition, on October 16, 2001, we filed a current statement on Form 8-K, which is incorporated herein by this reference.

     The Series A Stock was subsequently cancelled and exchanged for Series B Convertible Preferred Stock ("Series B Stock") in order to correct a mistake that was made to the certificate of designation that had been filed with the Delaware Secretary of State to establish the preferences for the Series A Stock. All 2,050 shares of Series A Stock have been cancelled and replaced with 2,050 Series B Stock. No additional shares of Series B Stock were issued, and we have not authorized the issuance of any additional Series B Stock. The holders of Series B Stock have a preferred return of capital in the amount of the purchase price totaling $2,050,00.00 and a right to convert such shares to common stock at the rate of the lesser of 75% of market value or $1.67 per share. We have the right to repurchase the Series B Stock at any time prior to conversion at a purchase price of $1,300 per share.

     No bankruptcy, receivership or similar proceeding has occurred with respect to the Company.

     (b)  Business  of  Issuer

          (1)  Principal  products  or  services  and  their  markets.

               (A)  The  Bluebook  and  B.E.S.T.  (TM)
                    ----------------------------------

     Our principal asset is Bluebook International. Bluebook International (formerly, Target) incorporated in the State of Nevada on December 5, 2000. Bluebook International purchased all of the business assets owned by Daniel E. Josipovich and Dorothy E. Josipovich, husband and wife (the "Josipoviches"), used in the business of creating, developing and distributing products and services related to the Bluebook of Cleaning, Reconstruction and Repair Costs (the "Bluebook"), including the software version known as Bluebook Estimating Systems Technology, also known as B.E.S.T.(TM). The Josipoviches operated the business known as "The Bluebook" for over 37 years, which was dedicated to developing, distributing and managing the Bluebook, B.E.S.T.(TM) and related products. Daniel T. Josipovich and Mark A. Josipovich, sons of Josipovich, were Bluebook International's principal co-founders, officers and directors, and they were intimately involved in the creation, development and distribution of our products.

     The Josipoviches started selling the Bluebook in 1964 under the name Bluebook for Adjusters and Contractors. The Bluebook contained the average unit pricing attendant to the cleaning, reconstruction and repair industries in the form of both a desk and pocket size book.

     In 1982, the Josipoviches created an estimating software package for the insurance and property construction industries that incorporated their database of unit pricing into a software format, thereby allowing subscribers the option of retrieving the Bluebook data in either book or computer-generated format, known as B.E.S.T.(TM). B.E.S.T.(TM) has gone through software upgrades over the past eighteen years and the latest version is known as B.E.S.T.6(TM). The majority of our revenue comes from the sale of B.E.S.T.6(TM).

               (B)  B.E.S.T.Net(TM)
                    ---------------

     We are continuing to develop B.E.S.T.Net(TM) to supplement the use of B.E.S.T.6(TM). B.E.S.T.Net(TM) has been in the process of development for five years. If we meet our development goals, B.E.S.T.Net(TM) will be completed and ready for distribution in the third quarter of 2002. Our current business plan depends upon the successful development and implementation of B.E.S.T.Net(TM) into the marketplace.

     B.E.S.T.Net(TM) is an advanced installed, server-based and web interactive estimating claims solution for the insurance, service and construction industries. B.E.S.T.Net(TM) manages the communication and facilitation of the property and casualty insurance claims process from beginning to end. B.E.S.T.Net(TM) can provide "up to the minute" information on every insurance claim to millions of people given access by an insurance company, including the insurance company's staff, independent claims adjusters, third-party contractors and subcontractors, insurance agents, and policyholders. B.E.S.T.Net(TM) will have the ability to connect to one central system all of the people from multiple industries involved with the property and casualty insurance claims process. B.E.S.T.Net(TM) allows authorized persons to file an insurance claim with the insurance company electronically from any location 24 hours a day. The record of the claim, normally a paper and computer heavy logistical chore, flows seamlessly through a central system and tracks its status from the beginning to the final statement of loss issued by the insurance company and payment to the policyholder or third parties such as contractors and subcontractors. With B.E.S.T.Net(TM) installed, an insurance company's staff, supervisors, agents and policyholders, along with authorized outside parties that have purchased and installed B.E.S.T.Net(TM), such as independent insurance agents, independent adjusters, and third-party contractors and subcontractors, will have access to almost every aspect of the insurance claims file anytime day or night. As a result, we will initially target major insurance companies as our principal market, with third-party contractors, subcontractors, independent agents, and independent adjusters as our secondary market.

               (C)  Markets
                    -------

     We will target the following two distinct markets, in particular, for our principal source of income: (1) property and casualty insurance ("insurance") companies, and (2) construction, reconstruction, repair and service ("construction") companies.

                               Insurance Companies

     There are approximately 2,500 insurance companies in the domestic insurance market. Our own informal research indicates that smaller companies, slowed by overly aggressive underwriting disciplines to undercut competitors, are concerned they will be faced with restructuring or consolidation. This is not to say the industry is in a period of recession but rather in a time of consolidation. Based upon our research of the market, we estimate that 2,100 companies representing $225 billion dollars in premiums are looking to develop web-interactive facilitation systems.

     We will target insurance companies for license agreements to use B.E.S.T.Net(TM) and B.E.S.T.6(TM). We anticipate that we will need to customize B.E.S.T.Net(TM) for larger insurance companies, and therefore, we will initially target these companies for development agreements to customize and install a modified version of B.E.S.T.Net(TM) onto their central server and then onto their network of personal computers.

                             Construction Companies

     Construction is one of the nation's largest industries. There were 667,000 construction companies reportedly doing business in the United States in 1997. (See, Career Guide to Industries, "Construction", Published by the U.S. Bureau of Labor & Statistics (updated April 19, 2000), http://stats.bls.gov/oco/cg/cgs003.htm.). The industry is healthy with a 9% growth per annum projected through 2008. (See, Career Guide to Industries, "Construction", Published by the U.S. Bureau of Labor & Statistics (updated April 19, 2000), http://stats.bls.gov/oco/cg/cgs003.htm.).

     We will continue to target construction companies as a primary market for B.E.S.T.6(TM) and begin targeting such construction companies for licenses to use B.E.S.T.Net(TM) as a secondary market. We anticipate that construction companies doing business with insurance companies that have installed B.E.S.T.6(TM) will be very interested in licensing B.E.S.T.Net(TM) to enjoy all of the benefits that this software has to offer any business involved in the insurance claims process.

          (2)  Distribution  methods  of  the  products  or  services

     B.E.S.T.Net(TM) and B.E.S.T.6(TM) (the current version of B.E.S.T.(TM)) will be distributed primarily by downloading the software from the Internet. B.E.S.T.6(TM) and B.E.S.T.Net(TM) will also be available on diskette. For large, major customers, we will customize B.E.S.T.Net(TM) for that particular customer and install it directly onto the customer's server. For example, we will modify B.E.S.T.Net(TM) to fit the particular claims process of a major insurance company. This modified version of B.E.S.T.Net(TM) will be installed directly on the insurance company's server. Independent claims agents, policyholders, contractors and others involved in the insurance claims process who desire to use the insurance company's B.E.S.T.Net(TM) features, will be able to purchase compatible B.E.S.T.Net(TM) products by downloading the software directly from our server via the Internet. We will sell and deliver software updates and new versions through the same distribution process. If we meet our capital financing and development goals, we plan to begin distribution of B.E.S.T.Net(TM) in the third or fourth quarter of 2002.

     B.E.S.T.6(TM) will continue to be sold separately and will be distributed via the Internet and through the mail.

          (3)  Status  of  any  publicly  announced  new  product  or  service.

     On December 4, 2001, we entered into an agreement with Compaq to jointly market B.E.S.T.6(TM) and B.E.S.T.Net(TM) with Compaq's hardware systems in the insurance industry. We continue to work with Compaq to develop marketing strategies that will be fully implemented once the development of B.E.S.T.Net(TM) is complete. If we meet our development goals, B.E.S.T.Net(TM) will be completed and ready for distribution in the third quarter of 2002.

     On or about April 1, 2002, we announced that we entered into a license agreement for B.E.S.T.6(TM) and a development agreement for B.E.S.T.Net(TM), with California Insurance Group ("CIG"), one of California's premier insurance companies. We should begin to receive revenues from the license of B.E.S.T.Net(TM) on or about August, 2002. We should begin work under the development agreement on or about April 2002. We can not be certain at this time if or when we will begin receiving revenue as a result of the development agreement with CIG.

          (4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition.

     The Bluebook and B.E.S.T.6(TM) are not the only products available on the market that provide unit price estimation associated with insurance and the construction industries. In addition, B.E.S.T.Net(TM) is not the only product on the market that seeks to streamline the bureaucracy of the insurance industry by using software and the Internet. Other companies provide similar products in this market, which is hereinafter referred to as the "Unit Pricing Market." Many competitors in the Unit Pricing Market are also leaders in the insurance and/or the construction industry. We believe The Bluebook is the leading independent publication in the Unit Pricing Market.

     We have three major competitors for the sale of our B.E.S.T.6 (TM) and B.E.S.T.Net(TM) products:

                                    XACTIMATE

     Xactimate is the industry leader in the software Market in both the insurance industry and the construction industry, with an estimated 30% of the insurance market and 24% of the construction industry.

     To date, we are not aware of any product offered by Xactimate with all of the capabilities of B.E.S.T.Net(TM).

                            MARSHALL SWIFT/BOECKH/DDS

     Marshall Swift/Boeckh ("MSB") owns the second largest share of the Unit Pricing Market serving the insurance industry. Boeckh, founded in 1994, grew quickly over a two-year stretch to earn an estimated 27% of the Unit Pricing Market serving the insurance industry.

     To date, we are not aware of any product offered by MSB with all of the capabilities of B.E.S.T.Net(TM).

                                     SIMSOL

     Simsol, historically an independent adjusting firm, entered business in the software market for insurance and construction companies in about 1988. The Orlando based company originally created the program for their own adjusters but soon began marketing the software to others through word of mouth.

     To the best of our knowledge, Simsol's product does not offer all of the capabilities of B.E.S.T.Net(TM), and to date, we are not aware of any product offered by Simsol with all of the capabilities of B.E.S.T.Net(TM).

     In the insurance industry, we estimate that we hold approximately four percent (4%) of the market share with our sale of The Bluebook and B.E.S.T.6 We estimate Xactimate holds thirty-five percent (35%), MSB fourteen percent (14%) and Simsol four percent (4%). We estimate that forty-three percent (43%) is an open market.

     In the construction industry, we estimate that we hold approximately fifteen percent (15%) of the market share with our sale of The Bluebook and B.E.S.T.6 We estimate Xactimate holds nineteen percent (19%) and Simsol three percent (3%). We estimate that sixty-three percent (63%) is an open market.

     If we meet our target completion dates, we believe that B.E.S.T.Net(TM) will be the only hosted and installed cost estimation and claims management system that will allow anytime, anywhere management of the entire claims process to include auditing features. Our information regarding our competitors is limited to public knowledge in the marketplace. We cannot be certain if we will be the first to introduce such software, or if successful, how long we may remain the only company providing a complete software solution similar to B.E.S.T.Net(TM).

          (5) Sources and availability of raw materials and the names of principal suppliers.

     The primary raw material used in The Bluebook and B.E.S.T.6(TM) is data collected from Bureau of Labor and Statistics, US Treasury Department, IRS,
Census Bureau, telephone, mail and person-to-person surveys, publications of Industry Accepted Standards, and similar published information.

     The primary raw material used in B.E.S.T.Net(TM) is programming and other intellectual property developed by our employees and outside consultants. We are currently under contract with Cotelligent USA, Inc. to complete the final phase of development of B.E.S.T.Net(TM).

          (6)  Dependence  on  one  or  a  few  major  customers.

     Our current revenues are from thousands of small customers in both the insurance market and construction market, as well as other peripheral markets, and therefore, we are not dependent upon one or a few customers. According to our current business plan, however, the future high growth of our revenues is dependent upon successfully marketing B.E.S.T.Net(TM) to one or more major insurance companies. Our short-term goals include entering into long-term contracts with at least 5 of insurance companies by the end of 2002 and another 21 of such insurance companies over the next 3 years.

          (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

     We own the following trademarks:

               -    Blue  Book  for  Adjusters  &  Contractors
               -    DeeJay  Advertising  -  Blue  Book  Account
               -    Bluebook  of  Cleaning,  Reconstruction  and  Repair  Costs
               -    The  Bluebook  (including  logo)
               -    B.E.S.T.
               -    B.E.S.T.Net
               -    B.E.S.T.Central

     We own the following copyrights:

               -    Adjuster/Contractor  Blue  Book Southern California Edition,
                    (C) 1979 - "New" Bluebook for Adjusters & Contractors, (C) 1981
               - The Bluebook for Agents, Adjusters and Contractors, (C) 1981, 1984
               -    Bluebook  Estimating  Systems  Technology  (C)  1985
               -    The  Bluebook  of Cleaning, Reconstruction and Repair Costs,
                    (C)  1989,  1997,  1999
               - The Bluebook of Cleaning, Reconstruction and Repair Costs, Pocket Editions, (C) 1989, 1999, 2000, 2001

     As part of the Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, we are obligated to pay a royalty to Daniel E. Josipovich and Dorothy E. Josipovich in the amount of 6% of net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by us, less any returns, rebates, discounts, allowances rejections and credits, and less the actual out-of-pocket costs and expenses incurred, except depreciation, reserves, taxes, interest and extraordinary expenses. As of December 31, 2001, under the above definition, we had a negative net revenue, therefore no royalty expense were accrued.

          (8) Need for any government approval of principal products or services.

     Our principal business, products and services do not require any particular government approval.

          (9) Effect of existing or probable governmental regulations on the business.

     We are not materially affected by existing government regulations. We do not anticipate that any new government regulations will affect our primary business, products and services. Potential government regulation of the Internet, including new federal, state or local taxation, could affect the distribution of our products over the Internet. Our current business model relies upon distribution of our products over the Internet, and any regulation that increased the cost of such distribution could have an adverse impact upon our net profits.

          (10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers.

     We (including the predecessor, sole proprietorship business acquired by Bluebook in September, 2001) expended approximately $628,000 on research and development of our products during the last two fiscal years. We bore almost all of this cost .

          (11) Costs and effects of compliance with environmental laws (federal, state and local).

     Our primary business does not create any unusual hazardous material and is not subject to any unique environmental laws or regulations. No environmental law has had any direct effect on our business, and we have not incurred any direct costs related to any environmental laws.

          (12)  Number  of  total  employees  and number of full time employees.

     As  of  April  5,  2002,  we have 10 employees, all of which are full-time.

     (c)  Reports to Security Holders.

     We will forward an annual statement to our security holders prior to our annual meeting, which report shall include a copy of the audited financial statements included in this report. We are a reporting company under the Securities and Exchange Act of 1934 and file periodic and special reports with the Securities and Exchange Commission (SEC). These reports include quarterly reports using Form 10-QSB, annual reports using Form 10-KSB and special reports using Form 8-K. Additional proxy materials are filed with the SEC from time to time in connection with any proxy solicitation made to the shareholders.

     The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at the following web site: http://www.sec.gov. Our web site is located at http://www.bluebook.net.

ITEM  2.  Description  of  Property.

     (a) We sublease our current principal offices located at 21098 Bake Parkway, Suite 100 Lake Forest, California 92630, pursuant to a lease expiring on July 31, 2004. We believe our existing leased property is adequate for our current needs. We also believe that the property is adequately covered by insurance.

     (b) We do not currently invest in real property or in securities of companies that do invest in real property. We do not currently have a plan or policy related to investment in real property or in securities of companies engaged in real estate investment.

ITEM  3.  Legal  Proceedings.

     We are not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation, in which it is contemplated that we will be made a party.

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     A special meeting of the shareholders was held on November 6, 2001 to approve (1) increasing the number of authorized shares of common stock to 50,000,000, and (ii) a forward three-to-one stock split of the issued and outstanding common stock. A proxy solicitation was delivered to all shareholders of record as of October 25, 2001. The shareholders approved both proposals, with 10,920,835 votes in favor, 0 opposed or withheld (including broker non-votes) and 0 abstentions.

                                     PART II

ITEM  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.

     Our common stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "BBIC." The following table sets forth the high and low closing prices of the common stock for the quarters indicated as quoted on the OTC Bulletin Board.

                       2000               2001
                  High      Low      High      Low

First Quarter     $   -    $   -    $ 0.37     $0.25
Second Quarter    $   -    $   -    $ 1.18     $1.05
Third Quarter(1)  $0.25    $0.25    $ 8.60     $1.05
Fourth Quarter    $0.25    $0.25    $14.00(2)  $4.75

The above quotations represent prices between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

     As of April 5, 2002, there were approximately 74 active shareholders of record of our common stock.

---------------------------
1  Started trading under ticker symbol of GMCP on July 14, 2000.

2  Started trading under ticker symbol of BBIC on November 9, 2001.

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that our Board of Directors deems relevant.

     We issued 2,050 shares of Series A Convertible Preferred Stock to accredited investors for a purchase price of $1,000 per share. To correct a mistake in the designation of preferences, all shares of Series A Convertible Preferred Stock were cancelled and exchanged for an equal number of Series B Convertible Preferred Stock. In consideration of the issuance of the preferred stock, we received $1,050,000.00 cash and satisfaction of Company debt in the principal amount of $1,000,000.00. The holders of Series B Convertible Preferred Stock have a preferred return of capital in the amount of the purchase price, totaling $2,050,00.00, and a right to convert such shares to common stock at the rate of the lessor of (i) 75% of market value, or (ii) $1.67 per share. A complete copy of the certificate of designation establishing the preferences of the Series B Convertible Preferred Stock is on file with the Delaware Secretary of State and can be obtained by contacting the Delaware Secretary of State at 401 Federal Street, Suite 4, Dover, Delaware 19901, telephone number (302) 739-3073. We will also provide a copy upon receipt of written request delivered to the Company at our principal place of business shown on the cover of this report.

ITEM  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     (a)  Introduction

     Our principal business is developing and selling The Bluebook, B.E.S.T.tm (including updates like B.E.S.T.6(TM)) and B.E.S.T.Net(TM). The Bluebook is a book in the form of both a desk and pocket-size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T.6 is a software format of The Bluebook which allows subscribers the option to retrieve The Bluebook data, and calculate the cost to clean, reconstruct or repair.

     (b)  Critical  Accounting  Policies  and  Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the useful life of the assets and deferred revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

          (i)  Revenue  recognition

               (A)  The  Bluebook

     Revenue from sale of The Bluebook is recognized when delivery has occurred and significant risks and rewards of ownership have transferred to the buyer, provided that the price is fixed or determinable and ultimate collection is reasonably assured.

               (B)  Subscription-based  products

     Revenue from sales of subscription-based products is primarily recognized ratably over the terms of each subscription. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue. Incremental costs that are directly related to the subscription revenue, if material, are deferred and amortized over the subscription period.

               (C)  Software-related  products  and  services

     Revenue from software-related products is recognized when the following four criteria are met:

          -     Persuasive  evidence  of  an  arrangement  exists;
          -     Delivery  has  occurred  or  service  has  been  rendered;
          -     The  fee  or  sales  price  is  fixed  or  determinable;  and
          -     Collectability  is  reasonably  assured.

     If the above criteria are met, the revenue generally is recognized ratably on a straight-line basis over the remaining useful life of the software. Certain contracts specify separate fees for the software and the ongoing fees for maintenance and other support. If sufficient verifiable objective evidence of the fair value of each element of the arrangement exists, the elements of the contract are unbundled and the revenue for each element is recognized as appropriate.

          (ii) Computer  software  to  be  sold,  leased,  or otherwise marketed

     Statement of Financial Accounting Standard No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", applies to costs of both internally developed and purchased software. The capitalization of computer software begins upon the establishment of the technological feasibility of the product, which we have defined as the completion of beta testing of a working product. Costs of purchased computer software that has no alternative future use will be accounted for in the same manner as the costs incurred to internally develop such software. The cost of purchasing computer software that has an alternative future use will be capitalized and accounted for in accordance with its use.

     Costs of producing a product master incurred after establishing technological feasibility will be capitalized. Costs of maintenance, such as costs for error corrections and additions to keep the product updated, and customer support will be charged to operations. Costs incurred for duplicating the software, documenting and obtaining training materials from the product masters, and for physically packaging the product for distribution should be capitalized as inventory. The capitalized computer software costs are amortized on the straight-line method over the estimated economic life of the product, two years.

          (iii)  Earnings  Per  Share

     Basic Earning Per Share (EPS) is calculated by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except the denominator is increased to include the number of additional common shares outstanding if the dilutive potential common shares (securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and
(b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.

          (iv) Recent  financial  accounting  standards  (SFAS)  pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, we are required by SFAS 142 to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. We are required to apply SFAS 142 in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. We are required by SFAS 142 to complete a transitional goodwill impairment test nine months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of this Statement will have no material impact on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We believe the adoption of this Statement will have no material impact on our financial statements.

     (c)  Results  of  Operations

     Prior to our acquisition of Bluebook International, we did not have any available credit, bank financing or other external sources of liquidity, and due to historical operating losses, our operations had not been a source of liquidity. We needed to obtain additional capital in order to continue operations. In order to obtain capital, prior management believed that we needed to sell additional shares of our common stock or borrow funds from private lenders. Prior management believed it was in the best interest of our shareholders to discontinue our business at that time and attempt to acquire a new business which may provide more value to our shareholders. This resulted in the acquisition of Bluebook International discussed in Part I, Item I., Business Development, above. For accounting purposes, the transaction has been treated as an acquisition of the Company, using the purchase method of accounting, by Bluebook International and as a recapitalization of Bluebook International. In order to have meaningful comparative numbers, our discussion of the proforma results of operations and the comparisons made to the fiscal year ending December 31, 2001 and 2000, include the operations of Bluebook International prior to and after our acquisition of Bluebook International.

          (i) Fiscal Year Ended December 31, 2001 Compared to Results of Operations Fiscal Year Ended December 31, 2000 (proforma)

The following proforma results of operations and earning per share, set forth, for the period indicated, as if the purchaser of Bluebook sole proprietorship and merger with Bluebook International Inc. had occurred on January 1, 2000.

                                                                    2001         2000
                                                                ------------  -----------
SALES, net                                                      $   799,987   $   644,450
                                                                ------------  -----------
OPERATING EXPENSES
  Selling, general and administrative expenses                    1,128,699       441,425
  Depreciation and amortization expenses                             83,117        55,612
                                                                ------------  -----------
                                                                  1,211,816       497,037
                                                                ------------  -----------
INCOME (LOSS) FROM OPERATIONS                                      (411,829)      147,413
OTHER INCOME                                                              -         3,004
                                                                ------------  -----------
INCOME BEFORE PROVISION FOR INCOME TAX                             (411,829)      150,417
INCOME TAX EXPENSE                                                      800        60,000
                                                                ------------  -----------
NET INCOME (LOSS)                                                 ($412,629)  $    90,417
                                                                ============  ===========
Weighted average number of shares of common stock outstanding    25,159,439    10,188,534
                                                                ============  ===========
Basic earning per share                                              ($0.02)  $      0.01
                                                                ============  ===========


     Net Sales. For the fiscal year ended December 31, 2001, we had revenues of $799,987 compared to revenues of $644,450 for the fiscal year ended December 31, 2000, an increase of $155,537 or approximately 24%. The increase in sales was primarily due to changes in our marketing strategies. In 2002, we sent more mailers to potential buyers, and we upgraded our B.E.S.T.6(TM) software which includes a built-in digital tutorial on a CD-ROM.

     Selling, General and Administrative Expenses. Total costs and expenses increased to $1,128,699 for the fiscal year ended December 31, 2001, up from $441,425 for the fiscal year ended December 31, 2000, an increase of $687,274 or approximately 156%. The increase was composed of several components including an increase in consultant fees, legal and accounting fees and other expenses associated with the merger described in Part I, Item 1. Business Development, above.

     Depreciation and Amortization. The depreciation and amortization for the year ended December 31, 2001 was $83,117 compared to $55,612 for the year ended December 31, 2000, an increase of $27,505 or approximately 49%. The increase was primarily due to additional assets that were acquired in 2001.

     For the year ended December 31, 2001, we had a net loss of $412,629, or $0.02 per share, compared with a net gain of $90,417 or $0.01 per share for the year ended December 31, 2000. The net loss for the year ended December 31, 2001 is primarily attributable to increase in selling, general and administrative expenses.

     (d)  Liquidity  and  Capital  Resources

     We have experienced operating losses in recent years. For the year ended December 31, 2001 we had cash and cash equivalents of $236,822 and an accumulated deficit of $322,212.

     (e)  Plan  of  Operation

     We expect to continue our development of B.E.S.T.Net(TM) and our sale of The Bluebook and B.E.S.T.(TM) (including B.E.S.T.6(TM)). If we meet our expectations for additional capital and development performance, we will begin significant sales of B.E.S.T.Net(TM) during the third or fourth quarter of 2002.

     To meet our financial projections, we plan to sell and implement our B.E.S.T.Net products with one or more large insurance companies. Based upon our analysis of market conditions, we believe that the insurance industry is continuing to move toward e-business solutions. According to industry analysts, most of the industry will spend the money on technology required to implement such e-business solutions over the next three years.

     Despite the positive trend, the industry remains constrained by its infrastructure and will need to make significant advancements in technology, office processes, and employee skills to deliver successful e-business offerings, such as B.E.S.T.Net. An insurance carrier that purchases B.E.S.T.Net may need to purchase updated or additional hardware prior to the successful installation and operation of B.E.S.T.Net. Moreover, once an insurance company begins to move in this direction, it can take a few or several months, depending on the size of the insurance company, to fully adopt and integrate new solutions such as our B.E.S.T.Net products. These large insurance companies are often slow to adopt new products requiring new hardware and software operating systems due to a possible interruption in the day to day business flow. As a result, even if we enter into a contract for the installation of B.E.S.T.Net with a major insurance carrier during the second or third quarter of 2002, we may not realize any material revenue from that contract until mid to late 2003.

     We will continue to require expenditures in software development and marketing. These working capital requirements will increase as the expansion pace increases. We expect that we will need additional capital over the next twelve (12) months before our operating revenues equal expenses. We expect to obtain this additional capital through traditional financing, convertible debt or the sale of additional preferred equity stock. However, our estimate of such expenses and capital requirements may prove to be inaccurate. Due to the need to continue to expand our operations and service offerings and other factors, we expect that we will need to raise additional capital in future periods. We have made no final arrangements to obtain additional funds, and there can be no assurance that we will be able to obtain equity or debt financing when needed or on terms that we find acceptable. In addition, any equity financing that is obtained by us could result in dilution to the shareholders holding the common stock. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to us. If adequate funds are not obtained, we may be required to reduce or curtail our operations.

     We expect to purchase fixtures, furniture and equipment to service our new office location totaling approximately $30,000. We also expect to expand the number of employees from ten (10) to approximately fifteen (15) over the next twelve (12) months. These employees will include new administrative assistants, programmers and sales representatives.

     (f)  Factors  That  Could  Impact  Future  Results

     While we expect to continue our existing business related to The Bluebook, including the software version known as B.E.S.T.(TM), and our development of B.E.S.T.Net(TM), there can be no assurance that we will achieve operating revenue in excess of development costs and other administrative expenses, nor can there be any assurance that we will sustain the current business long enough to realize any profits. Our projections are dependent upon obtaining adequate capital on a timely basis to complete the development of B.E.S.T.Net(TM). If we do not receive additional capital through traditional or equity financing during the second quarter of 2002, we may need to adjust our target date for completion of B.E.S.T.Net(TM) and reduce the number of our full-time employees. In addition, our projections are based upon assumptions about the market and our competitors formed from limited information available only to the public. Although we believe that our plans, intentions and expectations are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Unforeseen changes in the market due to changes in social, political or economic conditions that are beyond our reasonable control may have an adverse impact upon our business, the insurance market or the reconstruction market and may cause us to significantly modify our projections from those stated in this report. There can be no assurance that our existing products will continue to bring revenue to the Company at current levels, nor can there be any assurance that the future sales, if any, of B.E.S.T.Net(TM) will result in any material increase in revenue for the Company. We hereby disclaim any obligation to update our projections, expectations and other forward-looking statements set forth in this report.

ITEM  7.  Financial  Statements.

     The financial statements and supplemental data required by this Item 7 appear in a separate section of this Form 10-KSB following Part III.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Effective as of November 9, 2001, the Board of Directors decided not to re-engage the services of Wrinkle, Gardner & Company, P.C., as our independent auditors.

     The report of Wrinkle, Gardner & Company, P.C., on our financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to the uncertainty, audit scope or accounting principles.

     There were no disagreements with Wrinkle, Gardner & Company, P.C., as of the date of their report and through to the period preceding such dismissal, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Wrinkle, Gardner & Company, P.C.'s satisfaction, would have caused such firm to reference the subject matter of the disagreement in connection with their report.

     We provided Wrinkle, Gardner & Company, P.C. a copy of a Current Report on Form 8-K dated November 19, 2001 and requested them to furnish a letter addressed to the SEC stating whether it agrees with the statements made by us therein and, if not, stating the respects in which it does not agree. Wrinkle, Gardner & Company, P.C. furnished said letter without qualification.

     Effective as of November 9, 2001, the Board of Directors appointed Good, Swartz, Brown & Berns, LLP (GSBB) to act as our independent auditors. Prior to GSBB becoming our independent auditors, neither we, nor anyone on our behalf consulted with GSBB regarding the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the our financial statements; or any matter that was the subject of a disagreement or event as defined in Item 304 (1)(iv) of Regulation S-B.

                                    PART III

ITEM  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
          Compliance  With  Section  16(a)  of  the  Exchange  Act.

Directors  and  Executive  Officers

     Set forth in the table below are the names, ages and positions of the current directors and executive officers of The Bluebook International Holding Company. Ages are shown as of December 31, 2001. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are elected by and serve at the discretion of our Board of Directors. None of our executive officers has any family relationship to any of our directors or any other executive officers, except that Mark Josipovich and Daniel T. Josipovich are both an executive officer and director, and they are brothers.

                                Positions Currently Held
Name                  Age           With The Company            Director Since
--------------------  ---  -----------------------------------  --------------
Mark Josipovich        35  Chief Executive Officer, President,            2001
                           Chairman of the Board and
                           Director
Daniel T. Josipovich   36  Chief Operating Officer and                    2001
                           Director
Leonard Viejo(3)       52  Treasurer and Chief Financial Officer
Clinton L Hubbard      54  Director                                       2001
Paul D. Sheriff        37  Director                                       2001
David M. Campatelli    34  Director                                       2001


     Set forth below is a brief description of the business experience for the previous five years of all our current directors and executive officers.

MARK A. JOSIPOVICH, was the former Director of Marketing for the Josipovich family business and is now our Chief Executive Officer and President. Mark enjoyed 15 years working with the Josipovich family and was the entrepreneurial prodigy behind The Bluebook's products. His responsibilities included guiding the progress of projects through various milestones to ensure conformity; negotiating contractual agreements; supporting the sales operation by assisting in the pre-sale process; coordinating and preparing proposals and performing ancillary administrative functions. He also oversaw marketing, staffing, day-to-day management and product development.

DANIEL T. JOSIPOVICH, was the former Chief Operating Officer for the Josipovich family business and is now our Chief Operating Officer. Daniel enjoyed working for 21 years with the Josipovich family business and was the technological prodigy behind the development of the Bluebook's most innovative products. He also oversaw marketing, staffing, day-to-day management and product development. Recently he finished the design of his latest technological advancement, B.E.S.T.Net , a web-based software package that many feel will revolutionize the industry.

LEONARD VIEJO, received his CPA certificate and worked as a manager with Ernst & Young. He spent 16 years as an executive in the electricity utility industry, working his way up to the position of SFO and member of the executive committee of a $5 billion California investor owned utility. He graduated with honors from the University of Pennsylvania, Wharton School of Finance and Commerce, and Northwestern University, Kellogg Graduate School of Management.

CLINTON L. HUBBARD, has been engaged in the practice of law since 1978 as a trial attorney specializing in business disputes involving corporate, partnership and other business entities, as well as all aspects of real estate litigation. Mr. Hubbard received his Bachelor of Arts from the University of Virginia in 1969 and his Juris Doctorate degree from The College of William and Mary in 1974. He is a member of the State Bar of Colorado and the State Bar of California.

-----------------------------
3    Mr.  Viejo became the Treasurer and Chief Financial Officer in March, 2002.

During the past five years, Mr. Hubbard has served as Executive Vice President of Pleion Corporation, a furniture manufacturing company, and guided Pleion through a successful Chapter 11 Bankruptcy reorganization. In addition, he was a Director of Bad Toys, Inc., a motorcycle manufacturing company that during his tenure as Director merged with a computer software company.

Mr. Hubbard also served in the U.S. military from 1970 through 1990 as an Infantry Officer, Judge Advocate, and Reserve Officer where he obtained the rank of Lieutenant Colonel.

PAUL D. SHERIFF, has over 17 years' experience programming business applications. Mr. Sheriff is proficient in Visual Basic and is considered one of the leading Visual Basic programmers in the industry. Mr. Sheriff has been very active in the Visual Basic community, serving as the President of the Orange County Visual Basic User Group. He has written over 60 articles for many different publications on such topics as Visual Basic 3, 4, 5, 6 and VB.NET, and is a contributing editor to Advisor magazine. Mr. Sheriff is the author of the QUE book Paul Sheriff Teaches Visual Basic 6.0. He also speaks at the Advisor
           -------------------------------------
Publications Developer's Conferences, Microsoft Tech-Ed and Microsoft Developer Days. Mr. Sheriff currently is the Microsoft DevDays Regional Director for Southern California.

Over the years Mr. Sheriff has been a featured speaker with many different training companies. He has taught Visual Basic and SQL Server all across the country and even all over the world. Mr. Sheriff also has over 70 training videos on Visual Basic, SQL Server, Introduction To Computer Programming and Web Application Development.

In 1991, Mr. Sheriff founded PDSA, Inc., a computer consulting company specializing in high quality custom software. PDSA, Inc. is a Microsoft Certified Partner. Since founding PDSA, Inc., Mr. Sheriff and his team have consulted in many different industries such as aerospace, real estate, medicine, hotels and government.

Mr. Sheriff received his MIS degree from California State University, Long Beach, and supplemented this with specialized courses at McDonnell Douglas and other outside training courses. Mr. Sheriff taught C language programming for two years at McDonnell Douglas, and also served as an instructor with Application Developers Training Company and TREK Services.

DAVID M. CAMPATELLI, is currently a Spanish and English Instructor at Long Beach Unified School District, Long Beach, California. Mr. Campatelli also currently serves as a Teacher and Consultant with the California Reading and Literature Project in San Diego, California, and lectures, teaches and trains for primary language institutes throughout the State of California.

Since 1993, Mr. Campatelli has been a Consultant to Toscana Incorporated, Fountain Valley, California. Toscana Incorporated is an international import/export firm responsible for presentation of company lines at national and international trade shows and conventions, and conducts multilingual negotiations with suppliers and distributors with international accounts.

Mr. Campatelli is fluent in English, Italian, French and Spanish and has a working knowledge of German, Portuguese, Hebrew and Latin. He currently serves with the Professional Tutors of America in Yorba Linda, California, providing professional tutoring in Italian, French and Spanish as well as writing, study skills and history.

Mr. Campatelli received his Bachelor of Arts degree from Loyola Marymount University in 1988, his Master of Arts degree in Political Science from California State University, Long Beach, California in 1991, his CA ABA Paralegal Certification from the Coastline Community College, Fountain Valley, California in 1992, his Juris Doctor degree from the University of West Los
Angeles Law School, Los Angeles, California in 1995, and his Bilingual Clad Teaching Credentials from the California State University, Dominguez Hills, California in 2001.

Mr. Campatelli has experience in almost all phases of the delivery of products to both foreign and domestic markets.

     We have not received a copy of a Form 3 and to the best of our knowledge a Form 3 has not been filed with the SEC for each of Leonard Viejo, Clinton Hubbard, Paul Sheriff, and David Campatelli, since each became an officer or director. We have requested that each such person file a Form 3 in accordance with Section 16(a) of the Exchange Act.

ITEM 10.  Executive Compensation.

     The following table sets forth all compensation received for services rendered to Bluebook International in all capacities by our the most highly compensated executive officers at the end of fiscal 2001. Compensation amounts represent amounts earned for the period October 1, 2001 (date of appointment following acquisition of Bluebook International) to December 31, 2001.

                       SUMMARY COMPENSATION TABLE

Name and Principal Positions       Salary
----------------------------      --------
Mark Josipovich(4)                $ 62,100
   Chief Executive Officer

Daniel Josipovich(5)              $ 60,000
   Chief Operating Officer

ITEM  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

     The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2001: (a) by each person who, to the best of our knowledge, owns beneficially more than 5% of our common stock; (b) by each of our directors; (c) by each of the named executive officers; and (d) by all of our officers and directors as a group.

Name and Address                            Number of  Bluebook's  Percentage
                                                   Shares           Ownership
Of Beneficial Owner(6)                      Beneficially Owned(7)   Of Class
------------------------------------------  ---------------------  -----------
Daniel E. and Dorothy Josipovich, jointly              16,350,000       42.21%
Mark A. Josipovich                                      8,175,000       21.11%
Daniel T. Josipovich                                    8,175,000       21.11%
Pedro V. Garcia                                         2,169,150        5.60%
Clinton L. Hubbard                                              0        0.00%
Paul D. Sheriff                                                 0        0.00%
David M. Campatelli                                             0        0.00%
All officers and directors
   as a group (5 people)                               16,350,000       42.22%

-----------------------------
4 Appointed effective October 1, 2001. Only compensation paid by the Company since the acquisition of Bluebook International is disclosed.
5 Appointed effective October 1, 2001. Only compensation paid by the Company since the Acquisition of Bluebook International is disclosed.
6 Each person's address, except Pedro V. Garcia, is c/o The Bluebook International Holding Company, 21098 Bake Parkway, Suite 100, Lake Forest, California 92630-2163. Pedro V. Garcia's last known address is Boulevard Hidalgo #67, Entre Campodonica y Londres, Col Centenario, Hermosillo, Sonora, Mexico 83260.
7 Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them.

ITEM  12.  Certain  Relationships  and  Related  Transactions.

Employment  agreements

     In September 2001, Bluebook International entered into employment agreements with Mark A. Josipovich and Daniel T. Josipovich for a term of two years. Effective October 1, 2001, we assumed these agreements and expanded the services to include each person's executive position with our Company. Under these agreements, Mark A. Josipovich is employed as the Chief Executive Officer, President, and Secretary(8), and Daniel T. Josipovich is employed as the Chief Operating Officer, each with an annual salary of $180,000, plus health insurance benefits, term life insurance benefits and the right to participate in any future employee stock option, retirement, profit sharing or other benefit plans offered in the future to similarly situated employees. The employment agreements also contain indemnification and confidentiality provisions. The agreement also provide that we should reimburse the employee for all reasonable and necessary expenses incurred on our behalf.

ITEM  13.  Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits.

Exhibit  No.     Description

3.1            Amendment  to  Articles  of Incorporation filed with the Delaware
               Secretary  of  State  on  November  6,  2001.

4.1 Certificate of Designation for Series B Convertible Preferred Stock filed with the Delaware Secretary of State on November 14, 2001.

10.1 Agreement and Plan of Merger, dated as of September 24, 2001, by and among the Company, Bluebook International, Bluebook Acquisitions Corp., Bluebook's Shareholders and Andrew Hromyk, incorporated by reference to the Information Statement filed with the Securities and Exchange Commission on October 12, 2001.(9)

10.2 Employment Agreement by and between The Bluebook International, Inc. and Mark A. Josipovich, dated September 27, 2001.

10.3 Employment Agreement by and between The Bluebook International, Inc. and Daniel T. Josipovich, dated September 27, 2001.

21.1           Subsidiaries  of  the  Registrant.
                    The Bluebook International, Inc., a corporation formed under the laws of the State of Delaware, is the only subsidiary of The Bluebook International Holding Company. It is doing business as "Bluebook International" and "The Bluebook."

99.1           Audited  Annual  Financial  Statements  for  the  period  ending
               December  31,  2001.

     (b)  Current  Reports  on  Form  8-K.

     We filed two reports on Form 8-K during the last quarter of the fiscal year ending December 31, 2001, and two 8-K/A reports amending each of those reports. The first report on From 8-K was filed on October 16, 2001 and reported the acquisition of Bluebook International, the merger transaction and the resulting change in control (discussed further in this report in Item 1, Section 1 - Business Development, above). The October 16, 2001 report included unaudited financial statements of Bluebook International. On December 12, 2001, we filed an amendment to this report on Form 8-K/A to include financial statements of Bluebook International as of the year ended December 31, 2000 (audited) and the six month period ended June 30, 2001 (unaudited). Consolidated financial statements of the Company, Bluebook International and Bluebook, a sole proprietorship, as of the year ended December 31, 2000 (audited) and the nine-month period ended September 30, 2001 (unaudited), were included by reference to our quarterly report on Form 10-QSB, filed on November 19, 2001.

-----------------------------
8 Prior to the appointment of Leonard Viejo as Treasurer and Chief Financial Officer, Mark A. Josipovich served as Treasurer pursuant to the employment agreement.
9 Incorporated by reference to the Information Statement filed with the Securities and Exchange Commission on October 12, 2001.

     The second report on Form 8-k was filed on November 19, 2001, and reported the change in independent auditors discussed in this report in Part II, Item 8. No financial information was included in this report. On December 10, 2001, we filed an amendment to this report on Form 8-KA, including the letter from the former accountant required by Item 4 of Form 8-K, in accordance with Item 304 of Regulation S-K.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on the Company's behalf by the undersigned hereunto duly authorized.


                              THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY




Date:  April 16, 2002        By:
             --              ------------------------------------------------
                             Mark  A.  Josipovich,  President  and  Principal
                               Accounting  Officer

     THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY


     CONSOLIDATED FINANCIAL STATEMENTS

     YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY

FOR THE YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000



                                   CONTENTS

                                                                     PAGE

INDEPENDENT AUDITORS' REPORT                                            1


FINANCIAL STATEMENTS

    Consolidated balance sheet                                          2

    Consolidated statements of operations                               3

    Consolidated statements of stockholders' equity                     4

    Consolidated statements of cash flows                             5-6

    Notes to consolidated financial statements                       7-18

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
The Bluebook International Holding Company and Subsidiary


We  have  audited  the  accompanying  consolidated balance sheet of The Bluebook
International Holding Company and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the period December 5, 2000 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of The Bluebook International Holding Company as of December 31, 2001, and the results of its operations, stockholders' equity and its cash flows for the year ended December 31, 2001 and for the period December 5, 2000 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




Los  Angeles,  California
March  29,  2002

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED  BALANCE  SHEET
DECEMBER  31,  2001


ASSETS
CURRENT ASSETS
  Cash and cash equivalent                                                   $  236,822
  Prepaid expenses                                                                3,225
                                                                             -----------

                                                                                240,047
                                                                             -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                          93,803
                                                                             -----------

OTHER ASSETS:
  PROGRAM DEVELOPMENT COST, net of accumulated amortization                     432,809
  INTANGIBLE ASSETS, net of accumulated amortization                          1,280,793
  OTHER ASSETS                                                                    4,162
                                                                             -----------

                                                                              1,717,764
                                                                             -----------

    TOTAL ASSETS                                                             $2,051,614
                                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $  199,057
                                                                             -----------

DEFERRED REVENUE                                                                213,550
                                                                             -----------

COMMITMENTS & CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
  Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
       authorized, 2,050 shares issued and outstanding.                               -
  Common Stock, $.0001 par value; 50,000,000 shares authorized;
       38,733,411 shares issued and outstanding                                   3,873
  Additional paid in capital                                                  1,983,425
  Retained earnings (accumulated deficit)                                      (348,291)
                                                                             -----------

                                                                              1,639,007
                                                                             -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $2,051,614
                                                                             ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY AND SUBSIDIARY
CONSOLIDATED  STATEMENT  OF  OPERATIONS
YEAR ENDED DECEMBER 31, 2001  AND  DECEMBER 5, 2000 (DATE OF INCEPTION) TO
DECEMBER 31, 2000


                                                          2001         2000
                                                      ------------  -----------
SALES, net                                            $   182,137   $         -
                                                      ------------  -----------

OPERATING EXPENSES
  Selling, general and administrative expenses            497,884             -
  Depreciation and amortization expenses                   38,772             -
                                                      ------------  -----------

                                                          536,656             -
                                                      ------------  -----------

LOSS FROM OPERATIONS                                     (354,519)            -

OTHER INCOME (INTEREST)                                     5,843         2,335
                                                      ------------  -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX            (348,676)        2,335

INCOME TAX EXPENSE                                            800         1,150
                                                      ------------  -----------

NET INCOME (LOSS)                                     $  (349,476)  $     1,185
                                                      ============  ===========

Weighted average number of common stock outstanding    38,733,411     3,227,784
                                                      ============  ===========

Basic earning per share                               $     (0.01)  $         -
                                                      ============  ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY AND SUBSIDIARY
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
YEARS  ENDED  DECEMBER  31,  2001  AND  2000

                                                                                                         RETAINED
                                                   COMMON  STOCK      PREFERRED STOCK                    EARNINGS/
                                              ----------------------  ---------------    ADDITIONAL     ACCUMULATED
                                                 SHARES      AMOUNT   SHARES  AMOUNT   PAID IN CAPITAL    DEFICIT       TOTAL
                                              ------------  --------  ------  -------  ---------------  -----------  -----------
Balance, January 1, 2000                       10,143,411   $ 1,014           $     -  $      166,593   $ (164,944)  $    2,663
Issuance of stock                                  90,000         9                            11,491                    11,500
Net loss in 2000, Gama Computer                                                                            (63,103)     (63,103)
                                              ------------  --------  ------  -------  ---------------  -----------  -----------
Balance before the merger, December 31, 2000   10,233,411     1,023                           178,084     (228,047)     (48,940)
Sale of common stock                           15,000,000     1,500                            73,500                    75,000
Cancellation of common stock due to merger -
     Gama Computer stockholders               (19,200,000)   (1,920)                         (252,187)     228,047      (26,060)
Issuance of common stock due to merger -
     Bluebook International stockholders       32,700,000     3,270                            76,730                    80,000
Net income, year ended December 31, 2000                                                                     1,185        1,185
Assumption of Gama Computer's liabilities                                                     (52,702)                  (52,702)
                                              ------------  --------  ------  -------  ---------------  -----------  -----------
Balance after the merger, December 31, 2000    38,733,411     3,873                            23,425        1,185       28,483
Issuance of preferred stock
     for liquidation of note to stockholder                            1,000        -       1,000,000                 1,000,000
Issuance of preferred stock for cash                                   1,050        -         960,000                   960,000
Net loss in 2001                                                                                          (349,476)    (349,476)
                                              ------------  --------  ------  -------  ---------------  -----------  -----------
                                               38,733,411   $ 3,873    2,050   $    -   $   1,983,425   $ (348,291)  $1,639,007
                                              ============  ========  ======  =======  ===============  ===========  ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEAR  ENDED  DECEMBER  31,  2001  AND  DECEMBER  5, 2000 (DATE OF INCEPTION) TO
DECEMBER  31,  2000

                                                                            2001        2000
                                                                         -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $ (349,476)  $  1,185
  Adjustment to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                          38,772          -

  Changes in operating assets and liabilities, net of acquisition
      Inventory                                                              23,310
      Prepaid expenses                                                       (3,225)         -
      Program development costs                                             (78,718)
      Intangible assets                                                     (36,703)         -
      Other assets                                                           (4,162)         -
      Accounts payable and accrued expenses                                (319,069)     1,150
      Deferred revenue                                                      (31,176)         -
                                                                         -----------  ---------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (760,446)     2,335
                                                                         -----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                        (45,067)         -
                                                                         -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of preferred stock                                   1,050,000          -
  Payments for private placement costs                                      (90,000)
  Proceeds from sale of common stock                                                    80,000
  Loan from stockholders                                                                20,000
  Repayment of loan from stockholders                                       (20,000)         -
                                                                         -----------  ---------
                                                                            940,000    100,000
                                                                         -----------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENT                                    134,487    102,335
CASH AND CASH EQUIVALENT, BEGINNING OF YEAR                                 102,335          -
                                                                         -----------  ---------
CASH AND CASH EQUIVALENT, END OF YEAR                                    $  236,822   $102,335
                                                                         ===========  =========

See  accompanying  Notes  to  Consolidated  Financial  Statements

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEAR  ENDED  DECEMBER  31,  2001  AND  DECEMBER  5, 2000 (DATE OF INCEPTION) TO
DECEMBER  31,  2000


                                                                             2001       2000
                                                                         -----------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

  Interest                                                               $        -   $      -
                                                                         ===========  =========

  Income taxes                                                           $    1,990   $      -
                                                                         ===========  =========

Supplemental disclosure of noncash investing and financing activities:

  The company purchased substantially all of the assets of Bluebook
    Sole-proprietorship and assumed specific liabilities as follows:

    Fair value of tangible assets purchased                              $   81,051
    Identifiable purchased intangibles                                      920,000
    Total assumed liabilities                                              (464,274)
    Note payable related party                                           (1,000,000)
    Deferred revenue                                                       (244,726)
    Amount allocated to goodwill                                            707,949
                                                                         -----------
                                                                         $        -
                                                                         ===========

    Conversion of note payable related party to 1,000 shares
      of preferred stock on October 3, 2001                              $1,000,000
                                                                         ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY

          Background  of  the  Company

               The Bluebook International Holding Company (the "Company") was incorporated as Gama Computer Corporation in Delaware on December 17, 1997. On January 9, 1998, the Company merged with Gama, Inc., a Colorado corporation, and Gama Computer Corporation became the surviving company. On September 24, 2001, Gama Computer Corporation entered into a certain Agreement and Plan of Merger (the "Agreement") with (a) The Bluebook International, Inc., a Nevada corporation ("Bluebook International"); (b) Bluebook Acquisition Corp., a Nevada corporation, wholly owned by the Company ("Acquisitions"); (c) each of Mark A. Josipovich, Daniel
               T. Josipovich, Daniel E. Josipovich and Dorothy E. Josipovich (each, a "Bluebook Stockholder"); and (d) Andrew Hromyk. Among other things, the Agreement provided for the Company's purchase from the Bluebook Stockholders of all of the issued and outstanding capital stock of Bluebook International in exchange for the issuance of an aggregate of 32,700,000 shares of the Company's authorized but unissued Common Stock (the "Exchange").

               Effective October 1, 2001, the Company underwent a change of control in connection with the consummation of the Exchange in which (i) Andrew Hromyk, the Company's only executive officer, resigned his position, and the Board of Directors appointed Mark
               A. Josipovich to serve as the Company's President, Chief Executive Officer, Chief Financial Officer and Secretary and Daniel T. Josipovich to serve as the Company's Chief Operations Officer; (ii) the Company's majority stockholder surrendered and subsequently cancelled 19,200,000 shares and (iii) the Bluebook Stockholders became the holders of an aggregate of 32,700,000 shares of the Company's Common Stock, or approximately 84.4% of the Company's Common Stock issued and outstanding after the consummation of the Exchange. In addition, effective October 1, 2001, Daniel E. Josipovich and Dorothy E. Josipovich were jointly issued 1,000 shares of Series A Convertible Preferred Stock with voting rights in exchange for the cancellation of the purchase note of $1,000,000. Upon consummation of the Exchange, Mr. Hromyk resigned as the then-sole member of the Company's Board of Directors.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY -
       Continued

               At consummation of the Exchange on October 1, 2001, the Company acquired all of the 6,033,411 issued and outstanding shares of common stock of Bluebook International, and issued a total of 32,700,000 shares of Common Stock to the Bluebook Stockholders. Immediately following the Exchange, the Company had a total of 38,733,411 shares of Common Stock issued and outstanding. As a result of the Exchange, Bluebook International became a wholly-owned subsidiary of the Company. Immediately following the Exchange, the Company caused Acquisitions and Bluebook International to be merged pursuant to a Certificate of Merger filed with the California Secretary of State on October 4, 2001 (the "Merger"). Acquisitions survived the Merger, and concurrently Acquisitions changed its name to The Bluebook International, Inc. (the "Surviving Subsidiary"). On November 6, 2001, the Company changed its name from GAMA Computer Corporation to The Bluebook International Holding Company. The Company intends to continue to hold the Surviving Subsidiary as a wholly-owned subsidiary of the Company and intends to cause the Surviving Subsidiary to continue the operations of Bluebook International, as more fully described below.

               Bluebook International was incorporated on December 5, 2000 under the laws of the State of Nevada. On September 15, 2001, the Company purchased all of the business assets owned by Daniel E. Josipovich and Dorothy E. Josipovich, husband and wife (the "Sole Proprietorship"), used in the business of creating, developing and distributing products and services related to The Bluebook of Cleaning, Reconstruction and Repair Cost (the "Bluebook") and Bluebook Estimating Software Technology ("B.E.S.T.") for over 37 years.

          Basis of presentation of Pro Forma Statement of Operations

               For accounting purposes, the transaction has been treated as a purchase acquisition of the Company by Bluebook International and as a recapitalization of Bluebook International. The historical financial statements prior to the acquisition are those of sole proprietorship and became those of Bluebook International even though they are labeled as those of the Company's. In the recapitalization, historical stockholders' equity of Bluebook International prior to the merger is retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Accumulated deficit of the Company is reversed to paid-in capital. Basic earnings (loss) per share prior to the merger are restated to reflect the number of equivalent shares issued to Bluebook International stockholders. This transaction has been included in these financial statements on a pro forma basis as if the transaction was effective as of January 1, 2000.

               The consolidated financial statements include the accounts of The Bluebook International Holding Company and its wholly-owned subsidiary Intercompany transactions and balances have been eliminated.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY -
       Continued

          Business activity

               Until September 15, 2001, the Company was in a development stage. After September 15, 2001 when it was acquired, the principal business of the Company is developing and selling The Bluebook and B.E.S.T. The Bluebook is a book in the form of both a desk and pocket size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T. is a software format of The Bluebook which allows subscribers the option to retrieve The Bluebook data and calculate the cost to clean, reconstruct or repair, then file claims electronically. Currently the Company is developing
               B.E.S.T. Net (TM), a web-based cost estimation and claims management software.

          Use of estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          Cash  equivalents

               The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          Fair value of financial instruments

               The Company's financial instruments consist of loans payable. The fair value of the Company's financial instruments approximates the carrying value of the instruments.

          Property and equipment and depreciation

               Property and equipment are stated at cost. Depreciation is computed using the straight-line method of depreciation over estimated useful lives ranging from 3 to 7 years.

          Program development costs

               Capitalized program development costs that relate to the software currently being sold is being amortized over the useful life of the product. The product's estimated useful life is seven years. Capitalized program development costs for products in development will begin amortization when the product is placed in service. Costs of additional program changes and enhancements are charged to expense as incurred.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY -
       Continued

          Intangible  assets

               Intangible assets, consist of trademarks, database, graphic arts and other, customers list, and goodwill. Graphic arts and other are amortized over the estimated useful life of 5 years. Customer list is amortized over the estimated useful life of 10 years.

               Trademarks and database are identified as intangibles with an indefinite useful life, and are therefore not amortized, but tested for impairment in accordance with the guidance in SFAS
               142. Goodwill is also not amortized and is tested for impairment at least annually in accordance with the guidance in SFAS 142.

          Patents and trademarks

               Patent  and trademark application costs are expensed as incurred.

          Advertising  costs

               Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are deferred and amortized over the period during which future benefits are expected to be received.

          Revenue  recognition

               Sales  of  The  Bluebook

               Revenues from sales of The Bluebook, are recognized when delivery has occurred and significant risks and rewards of ownership have transferred to the buyer, provided that the price is fixed or determinable and ultimate collection is reasonably assured.

               Subscription-based  products

               Revenues from sales of subscription-based products are primarily recognized ratably over the terms of the subscriptions. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue. Incremental costs that are directly related to the subscription revenue, if material, are deferred and amortized over the subscription period.

               Software-related  products  and  services

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY -
       Continued

          Revenue  recognition  -  Continued

               Sales  of  The  Bluebook  -  Continued

               Revenues from software-related products are recognized when the following four criteria are met:
                    -    Persuasive  evidence  of  an  arrangement  exists;
                    -    Delivery  has  occurred  or service has been rendered;
                    -    The  fee  or  sales price is fixed or determinable; and
                    -    Collectibility  is  reasonably  assured.

               If the above criteria are met, the revenue generally is recognized ratably on a straight-line basis over the remaining useful-life of the software. Certain contracts specify separate fees for the software and the ongoing fees for maintenance and other support. If sufficient verifiable objective evidence of the fair value of each element of the arrangement exists, the elements of the contract are unbundled and the revenue for each element is recognized as appropriate.

          Computer  software  to  be  sold,  leased,  or  otherwise  marketed

               Statement of Financial Accounting Standard No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", applies to costs of both internally developed and purchased software. The capitalization of computer software begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. Costs of purchased computer software that has no alternative future use will be accounted for in the same manner as the costs incurred to internally develop such software. Costs of purchase of computer software that has an alternative future use will be capitalized and accounted for in accordance with its use.

               Costs of producing a product master incurred after establishing technological feasibility will be capitalized. Costs of maintenance, such as costs for error corrections and additions to keep the product updated, and customer support will be charged to operations. Costs incurred for duplicating the software, documenting and obtaining training materials from the product masters, and for physically packaging the product for distribution should be capitalized as inventory. The capitalized computer software costs are amortized on the straight-line method over the estimated economic life of the product.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY -
       Continued

          Income  taxes

               The Company incurred operating loss from September 15, 2001 to December 31, 2001, accordingly, a provision has been made to reflect the benefit of the net operating loss carryforward and an offsetting valuation allowance.

          Recent financial accounting standards (SFAS) pronouncements

               In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

               SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS
               142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

               In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY -
       Continued

          Recent  financial  accounting  standards  (SFAS)  pronouncements  -
          Continued

               In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.


2.     CERTAIN  SIGNIFICANT  RISKS  AND  UNCERTAINTIES

          Dependency  on  key  management

               The future success or failure of the Company is dependent primarily upon the efforts of Mark A. Josipovich and Daniel T. Josipovich, two of the Company's principal founders. The Company has insurance covering such officers' liability and term life insurance. The Company has entered into employment contracts with the key officers of the Company to ensure their employment over two years, as described in Note 9.

          Concentration  of  credit  risk

               The Company maintains its checking and time deposit accounts with financial institutions with high credit ratings. At times the balance may exceed federally insured limits of $100,000.


3.     PROPERTY  AND  EQUIPMENT

          At December 31, 2001, property and equipment consist of the following:

                                                2001
                                              --------

               Furniture                      $ 37,559
               Software                          6,141
               Office equipment                 59,108
                                              --------
                                               102,808
               Less accumulated depreciation     9,005
                                              --------
                                              $ 93,803
                                              ========

          Depreciation  expense  charged  to  operations in 2001 is $9,005.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


4.     PROGRAM  DEVELOPMENT  COSTS

          At December 31, 2001, program development costs consist of the following:

                                                   2001
                                                -----------

               Cost of developed software       $   380,000
               Cost of software in development       78,718
                                                -----------
                                                    458,718
               Less accumulated amortization         25,909
                                                -----------
                                                $   432,809
                                                ===========

          Amortization of program development costs charged to operations in 2001 is $25,909.


5.     INTANGIBLE  ASSETS

          In September 15, 2001, the Company entered into a business combination, using the "Purchase Method" of accounting. The total purchase price of $1,709,000 was allocated as follows:

               Tangible assets                  $ 81,051
               Trademarks                       $187,000
               B.E.S.T.  Software                257,000
               B.E.S.T.  Net                     123,000
               Database                          287,000
               Customer  list                     66,000
               Goodwill                          707,949
                                              ----------
               Total                          $1,709,000
                                              ==========

          B.E.S.T. Software and B.E.S.T. Net were included as part of program development costs. (See Note 4).

          At  December  31,  2001,  intangible  assets consist of the following:

          Intangibles subject to amortization:
               Graphic  arts  &  other          $ 31,692
               Customer  list                     71,010
                                                --------
                                                 102,702
               Less accumulated amortization       3,858
                                                --------
                                                  98,844
                                                --------

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


5.     INTANGIBLE  ASSETS  -  Continued

          Intangibles not subject to amortization:
               Trademarks                           $   187,000
               Database                                 287,000
               Goodwill                                 707,949
                                                     ----------
                                                      1,181,949
                                                     ----------

                                                     $1,280,793
                                                     ==========

          Amortization of intangibles charged to operations in 2001 is $3,858.

          The estimated aggregate amortization expense for each of the five succeeding years consist of the following:

          Years  ended  December  31,
               2002                                  $  112,903
               2003                                     111,249
               2004                                     111,086
               2005                                      73,629
               2006                                      10,804
               Thereafter                                33,263
                                                     ----------

                                                     $  452,935
                                                     ==========

6.     STOCKHOLDERS'  EQUITY

          ISSUANCE  OF  STOCK

          In April 2001, the Company sold 15,000,000 shares of common stock for $75,000.

          Pursuant to the merger agreement, effective October 1, 2001, the Company acquired all of the issued and outstanding capital stock of Bluebook International, and issued a total of 32,700,000 shares of common stock to the Bluebook stockholders. The Company's then majority stockholder surrendered and cancelled 19,200,000 shares of its common stock.

          Effective October 2001, Daniel E. Josipovich and Dorothy E. Josipovich, the parents of Mark and Daniel Josipovich, assigned a $1,000,000 promissory note due from Bluebook International. In consideration for this assignment, the Company issued 1,000 shares of Series A Convertible Preferred Stock. Also in October 2001, the Company sold 1,050 shares of Series A Convertible Preferred Stock to a third party for net proceeds of $960,000. In October 2001, the Company exchanged all its Series A Convertible Preferred Stock for Series B Convertible Preferred Stock.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


6.     STOCKHOLDERS'  EQUITY  -  Continued

          STOCK  SPLIT

          On November 6, 2001, the Company effected a three-for-one stock split to its common stockholders. All common stock shares have been restated to reflect the effect of the split.

          SERIES  A  CONVERTIBLE  PREFERRED  STOCK

          The Series A Stock was subsequently cancelled and exchanged for Series B Convertible Preferred Stock ("Series B Stock") in order to correct a mistake that was made to the certificate of designation that had been filed with the Delaware Secretary of State to establish the preferences for the Series A Stock. All 2,050 shares of Series A Stock have been cancelled and replaced with 2,050 Series B Stock. No additional shares of Series B Stock were issued, and the Company has not authorized the issuance of any additional Series B Stock.

          SERIES  B  CONVERTIBLE  PREFERRED  STOCK

          The Company has authorized and issued 2,050 Series B Convertible Preferred Stock with a $.0001 par value. The Company has the right to repurchase all of the outstanding series preferred stock in the following amounts:
          a. prior to the date which is eighteen months following the day on which the Company receives payment in full, 120% of the purchase price; or
          b. on or after the date which is eighteen months following the issuance date, 130% of the purchase price.

          The holders of Series B Convertible Preferred Stock have a preferred return of capital in the amount of the purchase price totaling $2,050,000 and a right to convert such shares to common stock at the rate of the lesser of 75% of market value or $1.67 per share.

          In the event of liquidation, the stockholders of the Series B shall be entitled to receive an amount equal to $1,000 per share, plus any accrued and unpaid dividends. The stockholders of the Series B Convertible Preferred Stock have the same voting rights as the stockholders of Common Stock.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


7.     INCOME  TAXES

          For the year ended December 31, 2001 and December 5, 2000 (date of inception) to December 31, 2000 the provision for current and deferred income tax consists of the following:

                                                      2001      2000
                                                   ----------  -------
               Current
                  Federal                          $       -   $     -
                  State                                  800     1,150
                                                   ----------  -------
                                                         800     1,150
                                                   ----------  -------
               Deferred
                  Federal                                  -         -
                  State                                    -         -
                  Benefit of NOL carryforward        191,000         -
                  Increase in valuation allowance   (191,000)        -
                                                   ----------  -------
                                                           -
                                                   ----------  -------
                                                   $     800   $ 1,150
                                                   ==========  =======

          Deferred income taxes are due to the tax effects of net operating loss
          (NOL) carryforwards. At December 31, 2001, the Company has NOL carryforwards of approximately $350,000 expiring through 2021. Realization of the NOL carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


8.     RELATED  PARTY  TRANSACTIONS

          During 2001, the Company paid consulting fees in the amount of approximately $53,000 to Daniel E. and Dorothy Josipovich, the parents of Mark Josipovich and Daniel T. Josipovich, respectively.

          As part of the Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, the Company is obligated to pay a royalty to Daniel E. and Dorothy Josipovich in the amount of 6% of net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by the Company, less any returns, rebates, discounts, allowances, rejections and credits, and less the actual out-of-pocket costs and expenses incurred, except depreciation, reserves, taxes, interest and extraordinary expenses. As of December 31, 2001, under the above definition, the Company has a negative net revenue, therefore no royalty expenses were accrued.

          Daniel E. and Dorothy Josipovich holds 16,350,000 shares of common stock and 1,000 shares of Series B Convertible Preferred Stock.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


8.     RELATED  PARTY  TRANSACTIONS  -  Continued

          During the year ended December 31, 2001, the Company reimbursed its officers, Mark Josipovich and Daniel T. Josipovich, a portion of their automobile expenses. These automobile expenses are included on the Company's operating expenses for the year ended December 31, 2001. In addition, the Company paid approximately $12,000 in aggregate for medical insurance premiums for Mark Josipovich and Daniel T. Josipovich for the year ended December 31, 2001.

          Before moving into its new office facility (see Note 9), the Company utilized an office space located at the personal residence of Daniel
          E. Josipovich. The Company was not charged rent expense for the use of the facility for the period from January 1, 2001 through October 31, 2001.


9.     COMMITMENTS  AND  CONTINGENCIES

          Operating  leases

               The Company leases office space, certain office equipment and vehicles under non-cancellable operating leases expiring through May 2005. Total rental expense under the leases is $15,230 for the year ended December 31, 2001 and none for the year 2000. The following is a schedule by years of future minimum rental payments required under the operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2001.

                         2002                    $ 79,274
                         2003                      80,239
                         2004                      52,346
                         2005                         922
                                                 --------
                                                 $272,781
                                                 ========

          Employment  agreements

               In September 2001, the Company entered into two-years employment agreements commencing October 1, 2001 with Mark Josipovich and Daniel T. Josipovich. Under these agreements Mark Josipovich is employed as the Company's President, Chief Executive Officer, Chief Financial Officer and Secretary and Daniel T. Josipovich is employed as the Company's Chief Operating Officer, with an annual salary of $180,000 for each of them. The employment agreements contain indemnification and confidentiality provision.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  AND  SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 5, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


10.    Pro-forma results of operations

               On September 15, 2001, the Company acquired 100% of the assets and results of operations of Bluebook Sole Proprietorship. The following pro forma results of operations and earnings per share, sets forth, for the periods indicated, as if the purchase of Bluebook Sole Proprietorship and merger with Bluebook
               International,  Inc.  had  occurred  on  January  1,  2000.

                                                                    2001         2000
                                                                ------------  -----------
SALES, net                                                      $   799,987   $   644,450
                                                                ------------  -----------
OPERATING EXPENSES
  Selling, general and administrative expenses                    1,128,699       441,425
  Depreciation and amortization expenses                             83,117        55,612
                                                                ------------  -----------
                                                                  1,211,816       497,037
                                                                ------------  -----------
INCOME (LOSS) FROM OPERATIONS                                      (411,829)      147,413
OTHER INCOME                                                              -         3,004
                                                                ------------  -----------
INCOME BEFORE PROVISION FOR INCOME TAX                             (411,829)      150,417
INCOME TAX EXPENSE                                                      800        60,000
                                                                ------------  -----------
NET INCOME (LOSS)                                                 ($412,629)  $    90,417
                                                                ============  ===========
Weighted average number of shares of common stock outstanding    25,159,439    10,188,534
                                                                ============  ===========
Basic earning per share                                              ($0.02)  $      0.01
                                                                ============  ===========