Form 10KSB/A
period 2001-12-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2002-04-23
CIK 1126577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ANNUAL REPORT ON FORM 10-KSB/A

                                AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional  Small Business Disclosure Format (Check one):  Yes [_]   No [X]

================================================================================

This Form 10-KSB/A amends our Form 10-KSB filed on April 16, 2002, to re-file the audited annual financial statements for the period ending December 31, 2001 included as Exhibit 99.1, with the proper signature of the independent auditor, which signature was inadvertantly ommitted from the electronic filing on April 16, 2002. We are not making any substantive changes to the Form 10-KSB filed on April 16, 2002.

ITEM 13  Exhibits and Reports on Form 8-K

99.1           Audited  Annual  Financial  Statements  for  the  period  ending
               December  31,  2001.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on the Company's behalf by the undersigned hereunto duly authorized.


                              THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY




Date:  April 23, 2002        By: /s/ Mark A. Josipovich
             --              ------------------------------------------------
                             Mark  A.  Josipovich,  President  and  Principal
                               Accounting  Officer