Form 10QSB
period 2002-03-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2002-05-17
CIK 1126577

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to                .
                                    --------------   ---------------

COMMISSION FILE NUMBER 1-16187


                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    98-0125787
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        21098 BAKE PARKWAY, SUITE 100, LAKE FOREST, CALIFORNIA 92630-2163
          (Address, including zip code, of principal executive offices)

                                  (949) 470-9534
              (Registrant's telephone number, including area code)



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the Registrant's Common Stock outstanding as of April 30, 2002 was 38,733,411 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional  Small Business Disclosure Format (Check one):     Yes [_]  No [X]

================================================================================

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

                        QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX



                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION
------
         ITEM 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

                   Condensed Consolidated Balance Sheet as of March 31, 2002 (Unaudited) and
                   December 31, 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

                   March 31, 2002 and 2001 (Unaudited). . . . . . . . . . . . . . . . . . . . . .  2

                   Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 2002 and 2001 (Unaudited). . . . . . . . . . . . . . . . . . . . . .  3

                   Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . .  4

         ITEM 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
-------

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                          PART I: FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results," included in this report and in our annual report on Form 10-KSB filed on April 16, 2002 and on Form 10-KSB/A-1 filed on April 23, 2002. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM 1.  FINANCIAL STATEMENTS

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001


                                                                             March 31,    December 31,
                                                                               2002           2001
                                                                            (Unaudited)
                                                                            -----------  --------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalent                                                  $   83,810   $     236,822
  Prepaid expenses and other                                                     8,100           3,225
                                                                            -----------  --------------

                                                                                91,910         240,047
                                                                            -----------  --------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                         96,777          93,803
                                                                            -----------  --------------

OTHER ASSETS:
  PROGRAM DEVELOPMENT COST, net of accumulated amortization                    333,507         213,608
  INTANGIBLE ASSETS, net of accumulated amortization                            38,487          35,044
  OTHER ASSETS                                                                   5,017           4,162
                                                                            -----------  --------------

                                                                               377,011         252,814
                                                                            -----------  --------------

     TOTAL ASSETS                                                           $  565,698   $     586,664
                                                                            ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                   $  212,067   $     199,057
                                                                            -----------  --------------

DEFERRED REVENUE                                                               183,269         213,550
                                                                            -----------  --------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
       authorized, 2,050 shares issued and outstanding.                              -               -
  Common Stock, $.0001 par value; 50,000,000 shares authorized;
       38,733,411 shares issued and outstanding                                  3,873           3,873
  Additional paid in capital                                                   500,715         500,715
  Accumulated deficit                                                         (334,226)       (330,531)
                                                                            -----------  --------------

                                                                               170,362         174,057
                                                                            -----------  --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  565,698   $     586,664
                                                                            ===========  ==============

See notes to the consolidated condensed financial statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                         2002         2001
                                                     ------------  -----------
SALES, net                                           $   290,394   $   203,706
                                                     ------------  -----------

OPERATING EXPENSES
  Selling, general and administrative expenses           270,890       164,837
  Depreciation and amortization expenses                  23,199        15,446
                                                     ------------  -----------

                                                         294,089       180,283
                                                     ------------  -----------

NET INCOME                                           $    (3,695)  $    23,423
                                                     ============  ===========

Weighted average number of common stock outstanding   38,733,411    38,733,411
                                                     ============  ===========

Basic earning per share                              $    (0.000)  $     0.001
                                                     ============  ===========

See notes to the consolidated condensed financial statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                 2002       2001
                                                              ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $  (3,695)  $ 23,423
  Adjustment to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                              23,199     15,446

  Changes in operating assets and liabilities
      Prepaid expenses and other                                 (4,875)         -
      Other assets                                                 (855)         -
      Accounts payable and accrued expenses                      13,010     (6,421)
      Deferred revenue                                          (30,281)   (27,637)
                                                              ----------  ---------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (3,497)     4,811
                                                              ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                             (9,781)    (1,552)
  Development of BEST.Net software                             (134,214)         -
  Purchase of intangible assets                                  (5,520)         -
                                                              ----------  ---------

  NET CASH PROVIDED USED IN INVESTING ACTIVITIES               (149,515)    (1,552)
                                                              ----------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT            (153,012)     3,259
CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                   236,822     83,097
                                                              ----------  ---------
CASH AND CASH EQUIVALENT, END OF PERIOD                       $  83,810   $ 86,356
                                                              ==========  =========

See notes to the consolidated condensed financial statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2002

1.   BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements reflect the results of operations for The Bluebook International Holding Company(the "Company" or "we") and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Operating results for the three months period ended March 31, 2001 are those of the sole proprietorship. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB, Form 10-KSB/A-1 and Form 10-KSB/A-2 for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on April 16, 2002, April 23, 2002 and to be filed in May 2002, respectively. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (a)  Introduction

     Our principal business is developing and selling The Bluebook(TM), B.E.S.T.
(TM) (including updates like B.E.S.T.6(TM)) and B.E.S.T.Net(TM). The BluebookTM is a book in the form of both a desk and pocket-size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T.6(TM) is an estimation utility that incorporates The Bluebook's database which allows subscribers the option to retrieve The Bluebook data, and calculate the cost to clean, reconstruct and repair. B.E.S.T.Net(TM) is an advanced installed, web-based and web-interactive estimating claims solution for the insurance, service and construction industries. B.E.S.T.Net(TM) manages the communication and facilitation of the property and casualty insurance claims process from beginning to end. A more detailed description of The Bluebook(TM), B.E.S.T.(TM) and B.E.S.T.Net(TM) is set forth in our annual report on Form 10-KSB, filed with the SEC on April 16, 2002.

     Our income is principally derived from the sale of The Bluebook(TM) and B.E.S.T.(TM) (including updates like B.E.S.T.6(TM)). We are continuing to develop B.E.S.T.Net(TM) and expect to begin receiving material revenue from the sale of B.E.S.T.Net(TM) beginning in the third or fourth quarter of 2002.

     (b)  Critical  Accounting  Policies  and  Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the useful life of the assets and deferred revenue. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

          (i)  Revenue  recognition

               (A)  The  BluebookTM

     Revenue from sale of The BluebookTM is recognized when delivery has occurred and significant risks and rewards of ownership have transferred to the buyer, provided that the price is fixed or determinable and ultimate collection is reasonably assured.

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

          (iii)  Internal use software

Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. The initial purchased software costs are amortized on the straight-line method over the estimated economic life of the product, five years. Betterment and enhancements costs are capitalized and are amortized on the straight-line method over the estimated economic life of the product, three years.

          (iv) Recent  financial accounting standards (SFAS) pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. We believe that the adoption of this statement will have no material impact on our financial statements.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, we are required by SFAS 142 to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. We are required to apply SFAS 142 in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. We are required by SFAS 142 to complete a transitional goodwill impairment test nine months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. We believe that the adoption of this statement will have no material impact on our financial statements.

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. We believe the adoption of this Statement will have no material impact on our financial statements.

     (c)  Results  of  Operations

     For accounting purposes, our acquisition of The Bluebook International, Inc. ("Bluebook International") has been treated as an acquisition of the Company by Bluebook International and as a recapitalization of Bluebook International. Our discussion of the results of operations and the comparisons made to the three-month period ending March 31, 2001, include the operations of Bluebook International prior to and after our acquisition of Bluebook International.

     Net Sales. For the three months ended March 31, 2002, we had revenues of $290,394 compared to revenues of $203,706 for the three months ended March 31, 2001, an increase of $86,688 or approximately 43%. The increase in sales was primarily due to changes in our marketing strategies and the improvement of B.E.S.T.6(TM). In 2002, we sent more mailers to potential buyers, and we upgraded our B.E.S.T.6(TM) software which includes a built-in digital tutorial on a CD-ROM. We expect to continue the increase in Net Sales as the result of the release of B.E.S.T.Net(TM) followed by a new sales plan for advertising in The Bluebook(TM).

     Selling, General and Administrative Expenses. Total costs and expenses increased to $270,890 for the three months ended March 31, 2002, up from $164,837 for the three months ended March 31, 2001, an increase of $106,053 or approximately 64%. We expected an increase in total costs and expenses as the result of several components, including an increase in software costs, consultant fees, legal and accounting fees and other professional expenses associated with the acquisition of Bluebook International and the more extensive reporting requirements we had to meet with the SEC. Nonetheless, the increase in costs and expenses was less than our expectations as the result of successful efforts to keep our costs below our budgeted expenses.

     Depreciation and Amortization. The depreciation and amortization for the three months ended March 31, 2002 was $23,199 compared to $15,446 for the three months ended March 31, 2001, an increase of $7,753 or approximately 50%. The increase was primarily due to additional assets that were acquired in 2002, including office equipment and new furniture and fixtures for our new office. We expect our depreciation and amortization to increase over the next quarters, as the result of amortization of B.E.S.T.Net(TM).

     Net Loss. For the three months ended March 31, 2002, we had a net loss of $3,695, or $.0001 per share, compared with a net gain of $23,423 or $.001 per share for the three months ended March 31, 2001. The net loss for the three months ended March 31, 2002 is primarily attributable to increased depreciation and amortization. Although we anticipated a net loss during this period, the loss was less than we had expected as the result of our successful implementation of new distribution methods that allow the user to view, utilize, and pay for some of our products over the Internet. We expect to reach a positive net income during the third or fourth quarter of 2002, as the result of the release of B.E.S.T.Net(TM), enhancements to B.E.S.T.6(TM) and the release of a new version of B.E.S.T. (TM)

     (d)  Liquidity  and  Capital  Resources

     We have experienced operating losses in recent years. For the period ended March 31, 2002 we had cash and cash equivalents of $83,810 and an accumulated deficit of $330,531. We will continue to require expenditures in software development and marketing that exceed our current capital. These working capital requirements will increase as the expansion pace increases. We expect to obtain this additional capital through traditional financing, convertible debt or the sale of additional preferred equity stock.

     We have not entered into any final agreement to obtain additional funds, and there can be no assurance that we will be able to obtain equity or debt financing when needed or on terms that we find acceptable. In addition, any equity financing that is obtained by us could result in dilution to the shareholders holding the common stock. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to us. If adequate funds are not obtained, we may be required to reduce or curtail our operations.

     (e)  Future  Plan  of  Operation

     During the first quarter of 2002, we entered into an agreement with Cotelligent USA, Inc. to complete the development of B.E.S.T.Net(TM) on or about August 2002. If we continue to meet our goals, we should begin significant sales of B.E.S.T.Net(TM) late third or fourth quarters of 2002.

     Notwithstanding any progress towards our completion of B.E.S.T.Net(TM), we expect to increase our sales of The BluebookTM and B.E.S.T.(TM) (including B.E.S.T.6(TM)) during the second, third and fourth quarters of 2002.

     If we meet our budget and timeline for completion of B.E.S.T.Net(TM) and meet our sales goals, then we expect to have a net gain by late fourth quarter 2002 or by early first quarter 2003.

     To meet our financial projections, we plan to sell and implement our B.E.S.T.Net(TM) products with one or more large insurance companies. Based upon our analysis of market conditions, we believe that we can be successful because the insurance industry is continuing to move toward e-business solutions. According to industry analysts, most of the industry will spend the money on technology required to implement such e-business solutions over the next three years. Notwithstanding the foregoing, our expectations are based upon certain assumptions regarding the industry's needs and ability to adopt technological improvements. In addition, our success with B.E.S.T.Net(TM) is subject to certain risks and uncertainties which are discussed below.

     The industry remains constrained by its infrastructure and will need to make significant advancements in technology, office processes, and employee skills to deliver successful e-business offerings, such as B.E.S.T.Net(TM). An insurance carrier that purchases B.E.S.T.Net(TM) may need to purchase updated or additional hardware prior to the successful installation and operation of B.E.S.T.Net(TM). Moreover, once an insurance company begins to move in this direction, it can take several months to fully adopt and integrate new solutions such as our B.E.S.T.Net(TM) products. These large insurance companies are often slow to adopt new products requiring new hardware and software operating systems due to a possible interruption in the day to day business flow. As a result, even if we enter into a contract for the installation of B.E.S.T.Net(TM) with a major insurance carrier during the second or third quarter of 2002, we may not realize any material revenue from that contract until late 2003.

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

     (f)  Factors  That  Could  Impact  Future  Results

     While we expect to continue our existing business related to The Bluebook(TM), including the software version known as B.E.S.T.6(TM), and our development of B.E.S.T.Net(TM), there can be no assurance that we will achieve operating revenue in excess of development costs and other administrative expenses, nor can there be any assurance that we will sustain the current business long enough to realize any profits. Our projections are dependent upon obtaining adequate capital on a timely basis to complete the development of B.E.S.T.Net(TM). If we do not receive additional capital through traditional or equity financing during the second quarter of 2002, we may need to adjust our target date for completion of B.E.S.T.Net(TM) and reduce the number of our full-time employees.

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


                           PART II: OTHER INFORMATION

     We have no other information or exhibits to include in Part II of this report.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on the Company's behalf by the undersigned hereunto duly authorized.


                                      THE BLUEBOOK INTERNATIONAL HOLDING COMPANY




Date:  May 17, 2002                   By:  /s/ Mark A. Josipovich
                                      ------------------------------------------
                                      Mark A. Josipovich, President and
                                      Principal Accounting Officer