Form 10QSB
period 2002-06-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2002-08-19
CIK 1126577

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ______________to  _______________.

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



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the Registrant's Common Stock outstanding as of August 13, 2002 was 38,733,411 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional  Small Business Disclosure Format (Check one):     Yes [_]  No  [X]
================================================================================

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


                                                                                                    Page
                                                                                                    ----


PART I.FINANCIAL INFORMATION
----------------------------
    ITEM 1.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

              Condensed Consolidated Balance Sheet as of June 30, 2002 (Unaudited) and
              December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

              Condensed Consolidated Statements of Operations for the Three and Six Months Ended
              June 30, 2002 and 2001 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .    2

              Condensed Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2002 and 2001 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .    3

              Notes to Condensed Consolidated Financial Statements (Unaudited). . . . . . . . . . .    4

    ITEM 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

PART II.  OTHER INFORMATION
--------

    ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .   11

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                          PART I: FINANCIAL INFORMATION


This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results," included in this report and in our annual report on Form 10-KSB filed on April 16, 2002, on Form 10-KSB/A-1 filed on April 23, 2002, and Form 10-QSB filed on May 20, 2002. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM  1.  FINANCIAL  STATEMENTS

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  &  SUBSIDIARY
CONSOLIDATED  CONDENSED  BALANCE  SHEETS
JUNE  30,  2002  AND  DECEMBER  31,  2001


                                                                              June 30,
                                                                                2002       December 31,
                                                                             (Unaudited)       2001
                                                                             -----------  --------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalent                                                   $  102,915   $     236,822
  Prepaid expenses and other                                                     11,245           3,225
                                                                             -----------  --------------

    Total current assets                                                        114,160         240,047
                                                                             -----------  --------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                          96,509          93,803
                                                                             -----------  --------------

OTHER ASSETS
  Program development cost, net of accumulated amortization                   1,488,121         213,608
  Intangible assets, net of accumulated amortization                             36,260          35,044
  Other assets                                                                    5,017           4,162
                                                                             -----------  --------------

                                                                              1,529,398         252,814
                                                                             -----------  --------------

    TOTAL ASSETS                                                             $1,740,068   $     586,664
                                                                             ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $1,394,197   $     199,057
  Due to other                                                                  200,000               -
  Deferred revenue                                                              257,986         339,443

    Total current liabilities                                                 1,852,183         538,500
                                                                             -----------  --------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
    authorized, 2,050 shares issued and outstanding.                                  -               -
  Common Stock, $.0001 par value; 50,000,000 shares authorized;
    38,733,411 shares issued and outstanding                                      3,873           3,873
  Additional paid in capital                                                    595,737         595,737
  Accumulated deficit                                                          (711,725)       (551,446)
                                                                             -----------  --------------

                                                                               (112,115)         48,164
                                                                             -----------  --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $1,740,068   $     586,664
                                                                             ===========  ==============


See  accompanying notes to the consolidated condensed financial statements.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  &  SUBSIDIARY
CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS
THREE  AND  SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001
(UNAUDITED)


                                                        Three months ended June 30,       Six months ended June 30,
                                                      --------------------------------  ------------------------------
                                                           2002            2001             2002            2001
                                                      --------------  ---------------  ---------------  -------------
SALES, net                                            $     256,023   $       174,088  $      546,417   $     377,794
                                                      --------------  ---------------  ---------------  -------------

OPERATING EXPENSES
  Selling, general and administrative                       388,538            79,265         659,428   $     244,102
  Depreciation and amortization                              24,068            14,254          47,267   $      29,700
  Proprietor's draw in lieu of salary                             -            43,972               -          98,948
                                                      --------------  ---------------  ---------------  -------------

                                                            412,607           137,491         706,696         372,750
                                                      --------------  ---------------  ---------------  -------------

INCOME (LOSS) FROM OPERATIONS                              (156,584)           36,597        (160,279)          5,044

OTHER INCOME                                                      -             3,882                           3,882
                                                      --------------  ---------------  ---------------  -------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE                    (156,584)           40,479        (160,279)          8,926

INCOME TAX EXPENSE                                                -               290               -             290
                                                      --------------  ---------------  ---------------  -------------

NET INCOME (LOSS)                                     $    (156,584)  $        40,189  $     (160,279)  $       8,636
                                                      ==============  ===============  ===============  =============

Weighted average number of common stock outstanding      38,733,411        32,700,000      38,733,411      32,700,000
                                                      ==============  ===============  ===============  =============

Basic earning per share                               $      (0.004)  $         0.001  $       (0.004)  $       0.000
                                                      ==============  ===============  ===============  =============


See  accompanying notes to the consolidated condensed financial statements.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  &  SUBSIDIARY
CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001
(UNAUDITED)


                                                                  Six months ended June 30,
                                                               -----------------------------
                                                                    2002           2001
                                                               --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $    (160,279)  $      8,636
  Adjustment to reconcile net income to net cash provided by
    (used in) operating activities
       Depreciation and amortization                                  47,266         29,700

  Changes in operating assets and liabilities
      Prepaid expenses and other                                      (8,020)       (29,325)
      Other assets                                                      (855)             -
      Accounts payable and accrued expenses                        1,195,140          2,014
      Due to other                                                   200,000              -
      Deferred revenue                                               (81,457)       (30,449)
                                                               --------------  -------------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              1,191,795        (19,424)
                                                               --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                 (17,039)        (5,788)
  Program Development Costs                                       (1,303,143)        (3,718)
  Purchase of intangible assets                                       (5,519)
                                                               --------------  -------------

  NET CASH USED IN INVESTING ACTIVITIES                           (1,325,702)        (9,506)
                                                               --------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENT                            (133,907)       (28,930)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                        236,822        163,350
                                                               --------------  -------------

CASH AND CASH EQUIVALENT, END OF PERIOD                        $     102,915   $    134,420
                                                               ==============  =============


See accompanying notes to the consolidated condensed financial statements.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2002

1.   BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for The Bluebook International Holding Company (the "Company" or "we") and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB and Form 10-KSB/A-1 for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on April 16, 2002 and April 23, 2002, respectively. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (a)  Introduction

     Our principal business is developing and selling The Bluebook(TM), B.E.S.T.(TM) (including updates like B.E.S.T.6(TM)) and B.E.S.T.Net(TM). The Bluebook(TM) is a book in the form of both a desk and pocket-size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T.6(TM) is an estimation utility that incorporates The Bluebook's database which allows subscribers the option to retrieve The Bluebook data, and calculate the cost to clean, reconstruct and repair. B.E.S.T.Net(TM) is an advanced installed, web-based and web-interactive estimating claims solution for the insurance, service and construction industries. B.E.S.T.Net(TM) manages the communication and facilitation of the property and casualty insurance claims process from beginning to end. A more detailed description of The Bluebook(TM), B.E.S.T.(TM) and B.E.S.T.Net(TM) is set forth in our annual report on Form 10-KSB, filed with the SEC on April 16, 2002.

     Our income is principally derived from the sale of The Bluebook(TM) and B.E.S.T.(TM) (including updates like B.E.S.T.6(TM)). We are continuing to develop B.E.S.T.Net(TM) and expect to begin receiving material revenue from the sale of B.E.S.T.Net(TM) beginning in the second quarter of 2003. We are also developing B.E.S.T.7(TM) and expect to release it during the fourth quarter of 2002.

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

          (i)  Revenue  recognition

                    (A)  The  Bluebook(TM)

     Revenue from sale of The Bluebook(TM) is recognized when delivery has occurred and significant risks and rewards of ownership have transferred to the buyer, provided that the price is fixed or determinable and ultimate collection is reasonably assured.

                    (B)  Subscription-based  products

     Revenue from sales of subscription-based products is primarily recognized ratably over the term of each subscription. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue. Incremental costs that are directly related to the subscription revenue, if material, are deferred and amortized over the subscription period.

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

          (ii) Computer software to be sold, leased, or otherwise marketed

     Statement of Financial Accounting Standard No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," applies to costs of both internally developed and purchased software. The capitalization of computer software begins upon the establishment of the technological feasibility of the product, which we have defined as the completion of beta testing of a working product. Costs of purchased computer software that has no alternative future use will be accounted for in the same manner as the costs incurred to internally develop such software. The cost of purchasing computer software that has an alternative future use will be capitalized and accounted for in accordance with its use.

     Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. The initial purchased software costs are amortized on the straight-line method over the estimated economic life of the product, five years. Betterment and enhancements costs are capitalized and are amortized on the straight-line method over the estimated economic life of the product, three years.

     Costs of producing a product master incurred after establishing technological feasibility will be capitalized. Costs of maintenance, such as costs for error corrections and additions to keep the product updated, and customer support, will be charged to operations. Costs incurred for duplicating the software, documenting and obtaining training materials from the product masters, and for physically packaging the product for distribution should be capitalized as inventory. The capitalized computer software costs are amortized on the straight-line method over the estimated economic life of the product, two years.

          (iii)  Earnings  Per  Share

     Basic Earnings Per Share (EPS) is calculated by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except the denominator is increased to include the number of additional common shares outstanding if the dilutive potential common shares (securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and
(b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.

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

     (c)  Results  of  Operations

     For accounting purposes, our acquisition of The Bluebook International, Inc. ("Bluebook International") has been treated as an acquisition of the Company by Bluebook International and as a recapitalization of Bluebook International. Our discussion of the results of operations and the comparisons made to the three and six-month period ended June 30, 2001, include the operations of Bluebook International prior to and after our acquisition of Bluebook International.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Net Sales. For the six months ended June 30, 2002, we had revenues of $ 546,417 compared to revenues of $377,794 for the six months ended June 30, 2001, an increase of $168,623 or approximately 45%. The increase in sales was primarily due to changes in our marketing strategies and the improvement of B.E.S.T.6(TM). In the second quarter of 2002, we sent more mailers to potential buyers, and we upgraded our B.E.S.T.6(TM) software which includes a built-in digital tutorial on a CD-ROM. We expect to continue the increase in Net Sales as the result of the release of B.E.S.T.Net(TM) and B.E.S.T.7(TM) followed by a new sales plan for advertising in The Bluebook(TM).

     Selling, General and Administrative Expenses. Total costs and expenses increased to $659,428 for the six months ended June 30, 2002, up from $244,102 for the six months ended June 30, 2001, an increase of $415,326 or approximately 170%. We expected an increase in total costs and expenses as the result of several components, most of which came from an increase in development costs for B.E.S.T.Net(TM), but which also included an increase in software costs, consultant fees, legal and accounting fees and other professional expenses associated with the acquisition of Bluebook International and the more extensive reporting requirements we had to meet with the SEC. In addition, we increased our efforts to secure long-term customer contracts that will not bring significant revenue until future quarters but that require an increase in our sales efforts and professional fees. Nonetheless, the increase in costs and expenses was less than our expectations as the result of successful efforts to keep our costs below our budgeted expenses. We are continuing our efforts to secure additional equity financing, and therefore expect our expenses to remain higher than normal as the result of increased professional fees related to such efforts.

     Depreciation and Amortization. The depreciation and amortization for the six months ended June 30, 2002 was $47,267 compared to $29,700 for the six months ended June 30, 2001, an increase of $17,567 or approximately 59%. The increase was primarily due to additional assets that were acquired in 2002, including software, office equipment and new furniture and fixtures for our new office. We expect our depreciation and amortization to increase over the next quarter, as the result of amortization of B.E.S.T.Net(TM).

     Net Loss. For the six months ended June 30, 2002, we had a net loss of $160,279, or $0.004 per share, compared with a net gain of $8,636 or $0.000 per share for the six months ended June 30, 2001. The net loss for the six months ended June 30, 2002, is primarily attributable to increased software development costs incurred in connection with B.E.S.T.Net(TM), other selling, general and administrative expenses, and depreciation and amortization. Although we anticipated a net loss during this period, the loss was less than we had expected as the result of our successful implementation of new distribution methods that allow the user to view, utilize, and pay for some of our products over the Internet. We expect to reach a positive net income during the third and fourth quarter of 2002, as the result of the release of B.E.S.T.Net(TM), enhancements to B.E.S.T.6(TM) and the release of a new version of B.E.S.T. (TM)

THREE  MONTHS  ENDED  JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Net Sales. For the three months ended June 30, 2002, we had revenues of $256,023 compared to revenues of $174,088 for the three months ended June 30, 2001, an increase of $81,935 or approximately 47%. The increase in sales was primarily due to changes in our marketing strategies and the improvement of B.E.S.T.6(TM). In the second quarter of 2002, we sent more mailers to potential buyers, and we upgraded our B.E.S.T.6(TM) software which includes a built-in digital tutorial on a CD-ROM. We expect to continue the increase in Net Sales as the result of the release of B.E.S.T.Net(TM) and B.E.S.T.7(TM) followed by a new sales plan for advertising in The Bluebook(TM).

     Selling, General and Administrative Expenses. Total costs and expenses increased to $388,538 for the three months ended June 30, 2002, up from $79,265 for the three months ended June 30, 2001, an increase of $309,273 or approximately 390%. We expected an increase in total costs and expenses as the result of several components, most of which came from an increase in development costs for B.E.S.T.Net(TM), but which also included an increase in software costs, consultant fees, legal and accounting fees and other professional expenses associated with the acquisition of Bluebook International and the more extensive reporting requirements we had to meet with the SEC. In addition, we increased our efforts to secure long-term customer contracts that will not bring siginificant revenue until future quarters but that require an increase in our sales efforts and professional fees. Nonetheless, the increase in costs and expenses was less than our expectations as the result of successful efforts to keep our costs below our budgeted expenses. We are continuing our efforts to secure additional equity financing, and therefore expect our expenses to remain higher than normal as the result of increased professional fees related to such efforts.

     Depreciation and Amortization. The depreciation and amortization for the three months ended June 30, 2002 was $24,068 compared to $14,254 for the three months ended June 30, 2001, an increase of $9,814 or approximately 69%. The increase was primarily due to additional assets that were acquired in 2002, including software, office equipment and new furniture and fixtures for our new office. We expect our depreciation and amortization to increase over the next quarter, as the result of amortization of B.E.S.T.Net(TM).

     Net Loss. For the three months ended June 30, 2002, we had a net loss of $156,584 or $0.004 per share, compared with a net gain of $40,769 or $.001 per share for the three months ended June 30, 2001. The net loss for the three months ended June 30, 2002 is primarily attributable to increased software development costs incurred in connection with B.E.S.T.Net(TM), other selling, general and administrative expenses, and depreciation and amortization. Although we anticipated a net loss during this period, the loss was less than we had expected as the result of our successful implementation of new distribution methods that allow the user to view, utilize, and pay for some of our products over the Internet. We expect to reach a positive net income during the third and fourth quarter of 2002, as the result of the release of B.E.S.T.Net(TM), enhancements to B.E.S.T.6(TM) and the release of a new version of B.E.S.T.(TM)

     (d)  Liquidity  and  Capital  Resources

     We have experienced operating losses in recent years. For the period ended June 30, 2002 we had cash and cash equivalents of $102,915 and an accumulated deficit of $711,725. We will continue to require expenditures in software development and marketing that exceed our current capital. These working capital requirements will increase as the expansion pace increases. We expect to obtain this additional capital most likely through convertible debt or the sale of additional preferred equity stock, and to a lesser extent traditional financing.

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

     (e)  Future  Plan  of  Operation

     During the first quarter of 2002, we entered into an agreement with Cotelligent USA, Inc. to complete the development of B.E.S.T.Net(TM) on or about August 2002. Our target completion date is fourth quarter, 2002. If we continue to meet our goals, we plan to begin significant sales efforts of B.E.S.T.Net(TM) during the early fourth quarter of 2002.

     Notwithstanding any progress towards our completion of B.E.S.T.Net(TM), we expect to continue to increase our sales of The BluebookTM and B.E.S.T.(TM)
(including  B.E.S.T.7(TM))  during  the  third  and  fourth  quarter  of  2002.



     To meet our financial projections, we plan to sell and implement our B.E.S.T.Net(TM) products with one or more insurance company prospects. Based upon our analysis of market conditions, we believe that we can be successful because the insurance industry is continuing to invest in e-business solutions. This trend continued during the second quarter 2002. According to industry analysts, a large segment of the insurance industry will spend money on technology required to implement such e-business solutions over the next three years. Notwithstanding the foregoing, our expectations are based upon certain assumptions regarding the industry's needs and ability to adopt technological improvements. In addition, our success with B.E.S.T.Net(TM) is subject to certain risks and uncertainties that are discussed below.

     The industry remains constrained by its infrastructure and will need to make significant advancements in technology, office processes, and employee skills to deliver successful e-business offerings, such as B.E.S.T.Net(TM). An insurance carrier that purchases B.E.S.T.Net(TM) may need to purchase updated or additional hardware prior to the successful installation and operation of B.E.S.T.Net(TM). Moreover, once an insurance company begins to move in this direction, it can take several months to fully adopt and integrate new solutions such as our B.E.S.T.Net(TM) products. These large insurance companies are often slow to adopt new products requiring new hardware and software operating systems due to a possible interruption in the day to day business flow. As a result, even if we enter into a contract for the installation of B.E.S.T.Net(TM) with a major insurance carrier during the second or third quarter of 2002, we may not realize any material revenue from that contract until middle to late 2003.

     (f)  Factors That Could Impact Future Results

     While we expect to continue our existing business related to The Bluebook(TM), including the software version known as B.E.S.T.6(TM) and the upcoming new version, B.E.S.T.7(TM), and our development of B.E.S.T.Net(TM), there can be no assurance that we will achieve operating revenue in excess of development costs and other administrative expenses, nor can there be any assurance that we will sustain the current business long enough to realize any profits. Our projections are dependent upon obtaining adequate capital on a timely basis to complete the development of B.E.S.T.Net(TM). While we had hoped to obtain more capital during the second quarter of 2002, we have not delayed our development of B.E.S.T.Net(TM). While we anticipate obtaining the equity financing necessary to complete B.E.S.T.Net(TM) in accordance with our earlier projections, if we do not receive additional capital through traditional or equity financing during the third quarter of 2002, we may need to adjust our target date for completion of B.E.S.T.Net(TM) and reduce the number of our full-time employees.

     In addition, our projections are based upon assumptions about the market and our competitors formed from limited information available only to the public. Although we believe that our plans, intentions and expectations are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Unforeseen changes in the market due to changes in social, political or economic conditions that are beyond our reasonable control may have an adverse impact upon our business, the insurance market or the reconstruction market and may cause us to significantly modify our projections from those stated in this report. There can be no assurance that our existing products will continue to bring revenue to the Company at current levels, nor can there be any assurance that the future sales, if any, of B.E.S.T.Net(TM) will result in any material increase in revenue for the Company. The manner of sale, marketing and distribution of B.E.S.T.Net(TM) is subject to change as we continue to evaluate the market's response to our efforts and the evolving needs of the industry. These changes may have an adverse impact upon our financial statements. We hereby disclaim any obligation to update our projections, expectations and other forward-looking statements set forth in this report.

                           PART II: OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

Exhibit 99.1  Certification Pursuant to Sarbanes-Oxley Act of 2002.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on the Company's behalf by the undersigned hereunto duly authorized.


                            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY




Date:  August 19, 2002      By: /s/ Mark A. Josipovich
                            ------------------------------------
                            Mark A. Josipovich, President and
                            Principal Accounting Officer