Form 10QSB
period 2002-09-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2002-11-20
CIK 1126577

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to _______________.

COMMISSION FILE NUMBER 1-16187

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   98-0215787
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

        21098 BAKE PARKWAY, SUITE 100, LAKE FOREST, CALIFORNIA 92630-2163
          (Address, including zip code, of principal executive offices)

                                 (949) 470-9534
              (Registrant's telephone number, including area code)



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares of the Registrant's Common Stock outstanding as of November 8, 2002 was 28,733,411 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):   Yes [_]  No [X]

================================================================================

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
                         QUARTERLY REPORT ON FORM 10-QSB
                                      INDEX


                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION
-------

            ITEM 1.     Financial Statements................................   1

                        Condensed Consolidated Balance Sheets as of
                        September 30, 2002 (Unaudited) and December 31,
                        2001................................................   2

                        Condensed Consolidated Statements of Operations
                        for the Three and Nine Months Ended September 30,
                        2002 and 2001 (Unaudited)...........................   3

                        Condensed Consolidated Statements of Cash Flows
                        for the Nine Months Ended September 30, 2002 and
                        2001 (Unaudited)....................................   4

                        Notes to Condensed Consolidated Financial
                        Statements (Unaudited)..............................   5

            ITEM 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................   7

            ITEM 3.     Controls and Procedures.............................  12

PART II.    OTHER INFORMATION
--------

            ITEM 1.     Legal Proceedings...................................  13

            ITEM 2.     Changes in Securities...............................  13

            ITEM 3.     Defaults Upon Senior Securities.....................  14

            ITEM 4.     Submission of Matters to a Vote of  Security Holders  14

            ITEM 5.     Other Information...................................  14

            ITEM 6.     Exhibits and Reports on Form 8-K....................  14

            Signatures......................................................  14

                         PART I: FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results," included in this report and in our annual report on Form 10-KSB filed on April 16, 2002 and on Form 10-KSB/A-1 filed on April 23, 2002. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM 1.  FINANCIAL STATEMENTS

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY & SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                                                               September 30,
                                                                                   2002         December 31,
                                                                                (Unaudited)        2001
                                                                              ---------------  --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $      509,733   $     236,822
  Accounts receivable                                                                 33,867               -
  Prepaid expenses and other                                                          28,366           3,225
                                                                              ---------------  --------------

  TOTAL CURRENT ASSETS                                                               571,966         240,047
                                                                              ---------------  --------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                               86,071          93,803
                                                                              ---------------  --------------

OTHER ASSETS
  Program development cost, net of accumulated amortization                        2,224,360         177,840
  Intangible assets, net of accumulated amortization                                  34,034          35,044
  Other assets                                                                         5,017           4,162
                                                                              ---------------  --------------

  TOTAL OTHER ASSETS                                                               2,263,411         217,046
                                                                              ---------------  --------------

  TOTAL ASSETS                                                                $    2,921,448   $     550,896
                                                                              ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                       $      321,892   $     199,056
  Other liabilities                                                                   30,000               -
  Deferred revenue                                                                   216,423         339,443
                                                                              ---------------  --------------

  TOTAL CURRENT LIABILITIES                                                          568,315         538,499
                                                                              ---------------  --------------

COMMITMENTS & CONTINGENCIES

SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK                                    2,625,679               -
                                                                              ---------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares                 -               -
       authorized, 2,050 shares issued and outstanding.
  Common Stock, $.0001 par value; 50,000,000 shares authorized;
       28,733,411 and 38,733,411 shares issued and outstanding at September
       30, 2002 and December 31, 2001, respectively                                    2,873           3,873
  Additional paid in capital                                                         596,737         595,737
  Accumulated deficit                                                               (872,156)       (587,213)
                                                                              ---------------  --------------

  STOCKHOLDERS' EQUITY (DEFICIENCY)                                                 (272,546)         12,397
                                                                              ---------------  --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                     $    2,921,448   $     550,896
                                                                              ===============  ==============

See accompanying Notes to Condensed Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)


                                                   Three months ended          Nine months ended
                                                      September 30,               September 30,
                                                   2002          2001          2002          2001
                                               ------------  ------------  ------------  ------------


REVENUE, net                                   $   117,729   $   178,424   $   776,667   $   535,273
                                               ------------  ------------  ------------  ------------

OPERATING EXPENSES
  Selling, general and administrative              308,592       171,871       967,220       515,614
  Depreciation and amortization                     31,472        20,789        93,590        62,367
  Proprietor's draw in lieu of salary                    -        36,456             -       109,369
                                               ------------  ------------  ------------  ------------

                                                   340,064       229,116     1,060,810       687,350
                                               ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                              (222,335)      (50,692)     (284,143)     (152,077)

INCOME TAX EXPENSE                                       -             -           800           800
                                               ------------  ------------  ------------  ------------

NET LOSS                                       $  (222,335)  $   (50,692)  $  (284,943)  $  (152,877)
                                               ============  ============  ============  ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED  $    (0.007)  $    (0.002)  $    (0.008)  $    (0.005)
                                               ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED              33,733,411    32,700,000    37,066,744    32,700,000
                                               ============  ============  ============  ============

See accompanying Notes to Condensed Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

                                                                          2002         2001
                                                                       -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $ (284,943)  $(152,877)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                        93,590      62,367
      Changes in operating assets and liabilities:
        Accounts receivable                                               (33,867)          -
        Prepaid expenses and other                                        (25,141)    (23,310)
        Other assets                                                         (855)          -
        Accounts payable and accrued expenses                             122,837      68,141
        Other liabilities                                                  30,000           -
        Deferred revenue                                                 (123,020)    (73,309)
                                                                       -----------  ----------

      NET CASH USED IN OPERATING ACTIVITIES                              (221,399)   (118,988)
                                                                       -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (14,107)     (2,399)
  Investment in program development costs                                (680,743)     (9,835)
  Purchase of intangible assets                                            (5,519)     (5,142)
                                                                       -----------  ----------
   NET CASH USED IN INVESTING ACTIVITIES                                 (700,369)    (17,376)
                                                                       -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loan from stockholder                                             -     (20,000)
  Proceeds from sale of Series C Convertible Redeemable
    Preferred Stock                                                     1,194,679           -
                                                                       -----------  ----------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  1,194,679     (20,000)
                                                                       -----------  ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   272,911    (156,364)

Cash and cash equivalents, beginning of period                            236,822     163,350
                                                                       -----------  ----------

Cash and cash equivalents, end of period                               $  509,733   $   6,986
                                                                       ===========  ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Issuance of Series C Convertible Redeemable Preferred Stock
    for extinguishment of accounts and loans payable                   $1,430,999   $       -
                                                                       ===========  ==========

See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2002


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for The Bluebook International Holding Company (the "Company" or "we") and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB and Form 10-KSB/A-1 for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on April 16, 2002 and April 23, 2002, respectively. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. The Company will be required to adopt this statement effective January 1, 2003. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

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

In April 2002, the Financial Accounting Standards Board ("FASB ") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

3.     DEFERRED REVENUE

In anticipation of the release of B.E.S.T. 7(TM) in the fourth quarter of 2002, the Company deferred some of the revenue from the sales of B.E.S.T. 6(TM). The amount of deferred as of September 30, 2002 is the estimated allowance that the Company will give to B.E.S.T. 6(TM) customers that will upgrade to B.E.S.T. 7(TM).

4.     SERIES  C  CONVERTIBLE  PREFERRED  STOCK

In August 2002 we entered into a Stock Purchase Agreement with Cotelligent, Inc. in which we agreed to sell Cotelligent approximately 5.3 million shares of our Series C Convertible Redeemable Preferred Stock for $5.1 million in two tranches. The first tranche closed in August 2002 in which Cotelligent purchased 3,055,450 shares of Series C Stock with net proceeds to the Company of $2,625,679 after investment banking fees and other closing costs. These proceeds included cash and extinguishment of outstanding accounts and loans payable. The second closing of the purchase of the remaining shares of Series C Stock for cash and services is anticipated to occur after certain closing conditions have been satisfied, including among other things, the completion and acceptance of B.E.S.T. 7(TM) and the execution of a contract for the sale of B.E.S.T. 7(TM).

The holder of Series C Stock ("Series C Holder") has the right to cause the Company to repurchase the Series C Stock at approximately $0.96 per share beginning on the earlier of August 19, 2006 or the occurrence of a "Liquidation" event. A "Liquidation" event includes (a) a liquidation, dissolution or winding up of the Company, (b) sale of all or substantially all of the assets to a party not controlled by or in common control with the Company or the Series C Holder, or (c) an acquisition or merger of the Company in which more than 50% of the control of the Company is transferred to a unaffiliated third party. This repurchase right will expire on August 19, 2008.

Upon a Liquidation event, if the repurchase right is not exercised, the Series C Holder will be entitled to receive approximately $0.96 per share of Series C
Stock prior to any other distribution. The holders of Series B Convertible Preferred Stock will be then entitled to receive approximately $1,000 per share of Series C Stock. Following these distributions, the remaining proceeds from the Liquidation will be distributed ratably among the holders of common stock and preferred stock (on an as-converted to common stock basis).

The Series C Holder may convert the Series C Stock into common stock at any time on a one-for-one basis. The Series C Holder may be entitled to additional common stock upon (a) any issuance of equity securities below the price per share of Series C Stock paid by the Series C Holder, subject to certain exceptions or (b) the failure by the Company to meet certain gross revenue and gross profit targets for the 12-month period ending January 31, 2005.

The Series C Stock is entitled to certain voting rights. The Series C Holder has the same voting rights as common stock holders with each share of Series C Stock having that number of votes such holder would receive if it had converted into common stock. In addition, the Company may not take certain actions without consent of at least 50% of the issued and outstanding Series C Stock:


     (1)  alter the rights of Series C Stock in an adverse manner;

     (2)  increase the number of Series C Stock above 5,316,704;

     (3) create a new class of stock or securities with priority over or parity with Series C Stock with respect to redemption, voting, dividend or liquidation;

     (4)  declare or pay dividends; or

     (5)  incur indebtedness in excess of $2,000,000 prior to August 19, 2004.

Lastly, the Company may not sell any shares of common stock (including any securities convertible into common stock) to a third party unless it offers the Series C Holder such shares at a no less favorable price such that Series C Holder may maintain the same percentage of ownership of common stock (on an as-converted basis) it held prior to the sale. This restriction, however, does not apply to shares issued pursuant to a stock option plan, securities issued pursuant to an exchange or conversion (so long as such issuance is approved by the Board of Directors without dissent), securities issued in connection with an acquisition of our company and securities issued in connection with lease lines, bank financings and other similar transactions.

The issuance of Series C Stock will impact the Series B Preferred Stock and Common Stock. In particular, holders of Series C Stock will receive their liquidation preference prior to any distribution to holders of Series B Convertible Preferred Stock or Common Stock upon liquidation. In addition, a separate vote of the Series C Stock is required for approval on certain matters, and therefore, this will hinder the ability of Series B Stock and Common Stock to approve such matters.

5.     CAPITAL  STOCK

In August 19, 2002, the Company retired 10,000,000 shares the Company's common stock that were returned to the Company by certain shareholders. Such shares were returned in order to facilitate the completion of the offering of the Series C Convertible Preferred Stock.

6.     RELATED  PARTY  TRANSACTIONS

During the three and nine months ended September 30, 2002, the Company incurred consulting costs of $33,580 and $102,080, respectively, that were paid to relatives of the president and chief operating officer of the Company.

During the nine months ended September 30, 2002, the Company incurred program development costs of $157,970 that were paid to a company owned by a director of the Company.

7.     CONTINGENCIES

On September 11, 2002, the Company, along with other third party individuals and entities, was sued in the case captioned Mason Yamashiro v. Bluebook International Holding Company, Inc., et al., Orange County Superior Court Case No. 02CC14478. The essence of the allegations against the Company in the complaint is that the Company has breached a stock purchase agreement and put agreement that the plaintiff entered into with a third party to purchase stock in the Company. The plaintiff alleges that the Company has refused to honor his performance under the agreements and, through its representatives, issued fraudulent statements to induce the plaintiff to enter into the agreements. The plaintiff also alleges that the Company breached the fiduciary duties it owed plaintiff as a result of his status as a stockholder. Discovery has not commenced in this action. The Company believes the allegations in this action are without merit and intends to defend the action vigorously.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (a)  Our  Business

     Our principal business is developing and selling The Bluebook(TM) ,B.E.S.T.
(TM)  (including  updates  like  B.E.S.T.6(TM))  and  B.E.S.T.Net(TM).  The
Bluebook(TM) is a book in the form of both a desk and pocket-size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T.6(TM) is an estimation utility that incorporates The Bluebook's database which allows subscribers the option to retrieve The Bluebook data, and calculate the cost to clean, reconstruct and repair. B.E.S.T.Net(TM) is an advanced installed, web-based and web-interactive estimating claims solution for the insurance, service and construction industries. B.E.S.T.Net(TM) is designed to manage communication and facilitation of the property and casualty insurance claims process. A more detailed description of The Bluebook(TM), B.E.S.T.(TM) and B.E.S.T.Net(TM) is set forth in our annual report on Form 10-KSB, filed with the SEC on April 16, 2002.

     Our income is principally derived from the sale of The Bluebook(TM) and B.E.S.T.(TM) (including updates like B.E.S.T.6(TM)). We are continuing to develop B.E.S.T.Net(TM) . We are also developing B.E.S.T.7(TM) and expect to release it during the fourth quarter of 2002.

     (b)  Critical  Accounting  Policies  and  Estimates

     The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the useful life of the assets and deferred revenue. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", provide guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. The initial purchased software costs are amortized on the straight-line method over the estimated economic life of the product, five years. Betterment and enhancements costs are capitalized and are amortized on the straight-line method over the estimated economic life of the product, three years.

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

     (c) Results of Operations

     For accounting purposes, our acquisition of The Bluebook International, Inc. ("Bluebook International") has been treated as an acquisition of the Company by Bluebook International and as a recapitalization of Bluebook International. Our discussion of the results of operations and the comparisons made to the three and nine-month period ended September 30, 2001, include the operations of Bluebook International prior to and after our acquisition of Bluebook International.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenue. For the three months ended September 30, 2002, revenue decreased 34% to $117,729 compared to $178,424 in revenue for the three months ended September 30, 2001. Although the sales of B.E.S.T6(TM) increased, the decrease in revenue was related to the deferral of approximately $70,000 generated from sales of B.E.S.T6(TM) during the three months ended September 30, 2002. These customers will be given the opportunity to exchange B.E.S.T6(TM) for B.E.S.T.7(TM) at a discounted price. Accordingly, we have deferred such sales until the release of B.E.S.T.7(TM). We expect revenue to increase over the next quarter as we increase the sales of The Bluebook(TM) and our B.E.S.T. software products.

     Operating Expenses. Selling, general and administrative expenses increased 80% to $308,592 for the three months ended September 30, 2002 compared to $171,871 for the three months ended September 30, 2001. These increases are due primarily to increased costs associated with new hires and higher consultant fees, legal and accounting fees and other professional expenses associated with the acquisition of Bluebook International and our reporting obligations. In addition, as we focus our efforts on securing long-term customer contracts that we expect to shift revenue to future quarters, we expect selling, general and administrative expenses to increase in the near future.

     The depreciation and amortization for the three months ended September 30, 2002 increased 51% to $31,472 compared to $20,789 for the three months ended September 30, 2001. The increase was primarily due to additional assets that were acquired in 2002, including software, office equipment and new furniture and fixtures for our new office. We expect our depreciation and amortization to increase over the next quarter as the result of amortization of B.E.S.T.Net(TM).

     Net Loss. For the three months ended September 30, 2002, we had a net loss of $222,335 or $0.007 per share, compared with a net loss of $50,692 or $0.002 per share for the three months ended September 30, 2001. The net loss for the three months ended September 30, 2002 is primarily attributable to increased selling, general and administrative expenses, and depreciation and amortization.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenue. For the nine months ended September 30, 2002, revenue increased 45% to $776,667 compared to $535,273 in revenue for the nine months ended September 30, 2001. The increase in revenue was primarily due to increased sales of our B.E.S.T.6(TM) software and our desk and pocket editions of The Bluebook(TM). We expect revenue to continue to increase as we increase the sales of The Bluebook(TM) and our B.E.S.T. software products.

     Operating Expenses. Selling, general and administrative expenses increased 88% to $967,220 for the nine months ended September 30, 2002 compared to $515,614 for the nine months ended September 30, 2001. These increases are due primarily to increased costs associated with new hires and higher consultant fees, legal and accounting fees and other professional expenses associated with the acquisition of Bluebook International and our reporting obligations. In addition, as we focus our efforts on securing long-term customer contracts that we expect to shift revenue to future quarters, we expect selling, general and administrative expenses to increase in the near future.

     The depreciation and amortization for the nine months ended September 30, 2002 increased 50% to $93,590 compared to $62,367 for the nine months ended September 30, 2001. The increase was primarily due to additional assets that were acquired in 2002, including software, office equipment and new furniture and fixtures for our new office. We expect our depreciation and amortization to increase over the next quarter as the result of amortization of B.E.S.T.Net(TM).

     Net Loss. For the nine months ended September 30, 2002, our net loss increased to $284,943, or $0.008 per share, compared with a net loss of $152,877 or $0.005 per share for the nine months ended September 30, 2001. The net loss for the nine months ended September 30, 2002 is primarily attributable to increased selling, general and administrative expenses, and depreciation and amortization


     (d) Liquidity and Capital Resources

     We have experienced operating losses in recent years. As of September 30, 2002, we had cash and cash equivalents of $509,733 and an accumulated deficit of $872,157. We have been funded primarily through the sale of various products, licensing of technology and the sale of equity or debt securities.

     In August 2002 we entered into a Stock Purchase Agreement with Cotelligent, Inc. in which we agreed to sell Cotelligent approximately 5.3 million shares of our Series C Convertible Redeemable Preferred Stock for $5.1 million in two tranches. The first tranche closed in August 2002 in which Cotelligent purchased approximately 3.055 million shares of Series C Stock with a combination of cash and extinguishment of outstanding accounts and loans payable.

     The second closing of the purchase of the remaining shares of Series C Stock in cash and services is anticipated to occur after certain closing conditions have been satisfied, including among other things, the completion of B.E.S.T. 7(TM) and the execution of a contract for the sale of B.E.S.T. 7(TM). The management expects the second tranche to close in the near future and, based on its discussions with Cotelligent, has no reason to believe Cotelligent will not perform its obligations pursuant to the Stock Purchase Agreement. However, if the second closing does not occur, we may face a working capital shortfall as early as the first quarter of 2003 and we will need to raise additional capital through one or more of the following:

     -    licensing of technology;
     -    sale of various products;
     -    obtaining loans secured by property and equipment; and
     -    sale of various assets.

     Although management believes that we can raise capital from these sources, there is no assurance that sufficient capital will be available.

     Net cash used in operating activities was $221,399 during the nine months ended September 30, 2002 and $118,988 for the same period in 2001. The increase was primarily due to increased costs associated with new hires and higher product development expenses.

     Net cash flows used in investing activities was $700,369 for the nine months ended September 30, 2002 and $17,376 for the same period in 2001. The increase in cash used for investing activities was primarily due to increased investment in program development costs.

     Net cash flows from financing activities was $1,194,679 for the nine months ended September 30, 2002 compared to $20,000 used for financing activities during the same period in 2001. The cash provided in 2002 was the result of net cash proceeds from the first closing of a private financing of our Series C Stock.

     Our primary short-term needs for capital are our product development efforts, our sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the extent to which products or technologies under development are successfully developed, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, the procurement and enforcement of intellectual property rights important to our business and the results of competition.

     In addition to our currently available cash and cash equivalents and cash expected to be generated from future operations, we will also need cash from one or more additional sources to fund our operations through September 30, 2003. Other additional sources include but are not limited to the following: (1) licensing of technology (2) sale of various products; (3) obtaining loans secured by property and equipment; and (4) sale of various assets. If we are unable to obtain sufficient funds from these additional sources, we may be required to reduce and curtail our operations until such funding is obtained. Moreover, if we were to reduce our operations, we may reduce development efforts of new products including B.E.S.T.Net and curtail our marketing efforts.

     (e) Future Plan of Operation

     During the first quarter of 2002, we entered into an agreement with Cotelligent USA, Inc. to complete the development of B.E.S.T.Net(TM) on or about August 2002. Our target completion date is fourth quarter 2002. If we continue to meet our goals, we plan to begin significant sales efforts of B.E.S.T.Net(TM) during the fourth quarter of 2002.

     Notwithstanding any progress towards our completion of B.E.S.T.Net(TM), we expect to continue to increase our sales of The Bluebook(TM) and B.E.S.T.(TM) (including B.E.S.T.7(TM)) during the fourth quarter of 2002.

     To meet our financial projections, we plan to sell and implement our B.E.S.T.Net(TM) products with one or more insurance company prospects. Based upon our analysis of market conditions, we believe that we can be successful because the insurance industry is continuing to invest in e-business solutions. This trend continued during the second quarter 2002. According to industry analysts, a large segment of the insurance industry will spend money on technology required to implement such e-business solutions over the next three years. Notwithstanding the foregoing, our expectations are based upon certain assumptions regarding the industry's needs and ability to adopt technological improvements. Although we believe that these assumptions are reasonable, we cannot assure you that they will ultimately be correct. In addition, our success with B.E.S.T.Net(TM) is subject to certain risks and uncertainties that are discussed below.

     The industry remains constrained by its infrastructure and will need to make significant advancements in technology, office processes, and employee skills to deliver successful e-business offerings, such as B.E.S.T.Net(TM). An insurance carrier that purchases B.E.S.T.Net(TM) may need to purchase updated or additional hardware prior to the successful installation and operation of B.E.S.T.Net(TM). Moreover, once an insurance company begins to move in this direction, it can take several months to fully adopt and integrate new solutions such as our B.E.S.T.Net(TM) products. These large insurance companies are often slow to adopt new products requiring new hardware and software operating systems due to a possible interruption in the day to day business flow. As a result, even if we enter into a contract for the installation of B.E.S.T.Net(TM) with a major insurance carrier during the fourth quarter of 2002, we may not realize any material revenue from that contract until middle to late 2003.

     (f)  Factors  That  Could  Impact  Future  Results

     While we expect to continue our existing business related to The Bluebook(TM), including the software version known as B.E.S.T.6(TM) and the upcoming new version, B.E.S.T.7(TM), and our development of B.E.S.T.Net(TM), there can be no assurance that we will achieve operating revenue in excess of development costs and other administrative expenses, nor can there be any assurance that we will sustain the current business long enough to realize any profits. Our projections are dependent upon obtaining adequate capital on a timely basis to complete the development of B.E.S.T.Net(TM). While we had hoped to obtain more capital during the second quarter of 2002, we have not delayed our development of B.E.S.T.Net(TM). While we anticipate obtaining the equity financing necessary to complete B.E.S.T.Net(TM) in accordance with our earlier projections, if we do not receive additional capital through traditional or equity financing during the fourth quarter of 2002, we may need to adjust our target date for completion of B.E.S.T.Net(TM) and reduce the number of our full-time employees.

     In addition, our projections are based upon assumptions about the market and our competitors formed from limited information available only to the public. Although we believe that our plans, intentions and expectations are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Unforeseen changes in the market due to changes in social, political or economic conditions that are beyond our reasonable control may have an adverse impact upon our business, the insurance market or the reconstruction market and may cause us to significantly modify our projections from those stated in this report. There can be no assurance that our existing products will continue to bring revenue to the Company at current levels, nor can there be any assurance that the future sales, if any, of either B.E.S.T. 7(TM), InsureBASE
(TM) or B.E.S.T.Net(TM) will result in any material increase in revenue for the Company. The manner of sale, marketing and distribution of B.E.S.T 7(TM), InsureBASE(TM) and B.E.S.T.Net(TM) is subject to change as we continue to evaluate the market's response to our efforts and the evolving needs of the industry. These changes may have an adverse impact upon our financial statements. We hereby disclaim any obligation to update our projections, expectations and other forward-looking statements set forth in this report.


ITEM  3.  CONTROLS  AND  PROCEDURES

Evaluation  of  disclosure  controls  and  procedures.
Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Director of Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

Changes  in  internal  controls.
No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On September 11, 2002, the Company, along with other third party individuals and entities, was sued in the case captioned Mason Yamashiro v. Bluebook International Holding Company, Inc., et al., Orange County Superior Court Case No. 02CC14478. The essence of the allegations against the Company in the complaint is that the Company has breached a stock purchase agreement and put agreement that the plaintiff entered into with a third party to purchase stock in the Company. The Plaintiff alleges that the Company has refused to honor his performance under the agreements and, through its representatives, issued fraudulent statements to induce the plaintiff to enter into the agreements. The plaintiff also alleges that the Company breached the fiduciary duties it owed plaintiff as a result of his status as a shareholder. Discovery has not commenced in this action. The Company believes the allegations in this action are without merit and intends to defend the action vigorously.

ITEM 2.  CHANGES IN SECURITIES

     On August 19, 2002, the Company issued 3,055,540 shares of Series C Convertible Redeemable Preferred Stock ("Series C Stock") to Cotelligent, Inc., a Delaware corporation for a combination of cash, exchange of accounts payables and conversion of bridge loans. The sale and issuance were exempt from the registration requirements of section 5 of the Securities Act because they were made in compliance with Rule 506 of Form D and/or section 4(2) of the Securities Act.

     The holder of Series C Stock ("Series C Holder") has the right to cause the Company to repurchase the Series C Stock at approximately $0.96 per share beginning on the earlier of August 19, 2006 or the occurrence of a "Liquidation" event. A "Liquidation" event includes (a) a liquidation, dissolution or winding up of the Company, (b) sale of all or substantially all of the assets to a party not controlled by or in common control with the Company or the Series C Holder, or (c) an acquisition or merger of the Company in which more than 50% of the control of the Company is transferred to a unaffiliated third party. This repurchase right will expire on August 19, 2008.

     Upon a Liquidation event, if the repurchase right is not exercised, the Series C Holder will be entitled to receive approximately $0.96 per share of Series C Stock prior to any other distribution. The holders of Series B Convertible Preferred Stock will be then entitled to receive approximately $1,000 per share of Series C Stock. Following these distributions, the remaining proceeds from the Liquidation will be distributed ratably among the holders of common stock and preferred stock (on an as-converted to common stock basis).

     The Series C Holder may convert the Series C Stock into common stock at any time on a one-for-one basis. The Series C Holder may be entitled to additional common stock upon (a) any issuance of equity securities below the price per share of Series C Stock paid by the Series C Holder, subject to certain exceptions or (b) the failure by the Company to meet certain gross revenue and gross profit targets for the 12-month period ending January 31, 2005.

     The Series C Stock is entitled to certain voting rights. The Series C Holder has the same voting rights as common stock holders with each share of Series C Stock having that number of votes such holder would receive if it had converted into common stock. In addition, the Company may not take the following actions without consent of at least 50% of the issued and outstanding Series C Stock:

     (1)     alter the rights of Series C Stock in an adverse manner;

     (2)     increase the number of Series C Stock above 5,316,704;

     (3) create a new class of stock or securities with priority over or parity with Series C Stock with respect to redemption, voting, dividend or liquidation;

     (4)     declare or pay dividends; or

     (5) incur indebtedness in excess of $2,000,000 prior to August 19, 2004.

     Lastly, the Company may not sell any shares of common stock (including any securities convertible into common stock) to a third party unless it offers the Series C Holder such shares at a no less favorable price such that Series C Holder may maintain the same percentage of ownership of common stock (on an as-converted basis) it held prior to the sale. This restriction, however, does not apply to shares issued pursuant to a stock option plan, securities issued pursuant to an exchange or conversion (so long as such issuance is approved by the Board of Directors without dissent), securities issued in connection with an acquisition of our company and securities issued in connection with lease lines, bank financings and other similar transactions.

     The issuance of Series C Stock will impact the Series B Preferred Stock and Common Stock. In particular, holders of Series C Stock will receive their liquidation preference prior to any distribution to holders of Series B Convertible Preferred Stock or Common Stock upon liquidation. In addition, a separate vote of the Series C Stock is required for approval on certain matters, and therefore, this will hinder the ability of Series B Stock and Common Stock to approve such matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM. 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 19, 2002, the holder of all outstanding shares of Series B Convertible Preferred Stock executed a written consent authorizing (1) an amendment to the Certificate of Designation - Series B Preferred Stock providing for holders of Series C Preferred Stock to receive distributions upon liquidation prior to holders of Series B Preferred Stock and (2) designation of approximately 5.3 million shares of Series C Preferred Stock with preferences as designated by the Board of Directors.

     On September 20, 2002, a special meeting of the Company's stockholders was held to increase the number of authorized shares of preferred stock from five million (5,000,000) shares to ten million (10,000,000) shares. The results of the voting are as follows:

      For                          Against                   Non-Voted
  17,025,000                      3,840,118                  7,867,903

ITEM 5.  OTHER INFORMATION

     On August 19, 2002, the Company and holders of 22.7 million shares of Common Stock (on an as-converted basis) ("Major Stockholders") entered into a voting agreement with Cotelligent in which the Major Stockholders agreed to vote their shares such that one representative of Cotelligent would be elected at any election of the Company's directors. This voting agreement will terminate upon
(a) the mutual agreement of the parties, (b) the ownership of less than either one-third of all outstanding Series C Stock or 20% of the Common Stock received upon conversion of the Series C Stock by Cotelligent or (c) the date that James Lavelle is removed as Chief Executive Officer of Cotelligent as a result of a hostile takeover of Cotelligent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Number          Description

99.1            Certification Under Section 906 of Sarbanes-Oxley Act

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated August 19, 2002, relating to its Stock Purchase Agreement with Cotelligent, Inc.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on the Company's behalf by the undersigned hereunto duly authorized.


THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY




Date:  November 20, 2002              By:  /s/  Mark  A.  Josipovich
                                      ----------------------------------
                                      Mark A. Josipovich,
                                      President, Chief Executive Officer
                                      and Principal Accounting Officer

                                CERTIFICATION
   PURSUANT TO 18 U.S.C. SEC. 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                          SARBANES-OXLEY ACT OF 2002

I, Mark A. Josipovich, President, Chief Executive Officer and Principal Accounting Officer of The Bluebook International Holding Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Bluebook International Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 20, 2002        By: /s/ Mark A. Josipovich
                                Mark A. Josipovich
                                President, Chief Executive Officer and
                                Principal Accounting Officer