Form 10KSB/A
period 2001-12-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-04-15
CIK 1126577

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ANNUAL REPORT ON FORM 10-KSB

                                AMENDMENT NO. 2

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

COMMISSION FILE NUMBER 1-16187

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     98-0215787
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the most recent fiscal year were $694,097.
The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on April 5, 2002, based on the closing price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $36.5 million.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]

================================================================================

                               THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

                                    ANNUAL REPORT ON FORM 10-KSB/A-2

                                                  INDEX


                                                                                                    Page
                                                                                                    ----
PART I.
-------
          ITEM 1.    Business, . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
          ITEM 2.    Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
          ITEM 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
          ITEM 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .   7

PART II.
--------
          ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters . . . . .   7
          ITEM 6.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
          ITEM 7.    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
          ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART III.
---------
          ITEM 9.    Directors, Executive Officers, Promoters and Control Persons of the Registrant;
                     Compliance with Section 16(a) of the Exchange Act . . . . . . . . . . . . . . .  13
          ITEM 10.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
          ITEM 11.   Security Ownership of Certain Beneficial Owners and Management. . . . . . . . .  15
          ITEM 12.   Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . .  16
          ITEM 13.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .  16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-KSB/A-2 for the year ended December 31, 2001 is being filed for the purpose of amending and restating "Item 6 Management's Discussion and Analysis or Plan of Operations" and "Exhibits 99.1 Financial Statement" to reflect the restatement of our consolidated balance sheet as of December 31, 2001 and our consolidated statements of operations and cash flows for the years ended December 31, 2001 and 2000. All information in this Amendment No. 2 to the Annual Report on Form 10-KSB/A-2 is as of December 31, 2001 and does not reflect any subsequent information or events other than this restatement. For subsequent information and events, reference should be made to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and other reports filed under the Securities and Exchange Act of 1934 subsequent to the period covered by this Annual Report on Form 10-KSB/A-2.


                                     PART I

This Annual Report on Form 10-KSB/A-2 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results," set forth in Item 6 below. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB, Form 10-KSB/A and 10-KSB/A-2. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.


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

               (A)  The Bluebook and B.E.S.T. (TM)
                    ------------------------------

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

ITEM  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

RESTATEMENT

The Company has restated the consolidated balance sheet as of December 31, 2001 and the consolidated statements of operations and cash flows for the years ended December 31, 2001 and 2000. For additional information regarding the restatement, please refer to Note 3 to the consolidated financial statements included in "Exhibit 99.1 Financial Statement"

     (a)  Introduction

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

     (c)  Results of Operations

     Prior to our acquisition of Bluebook International, we did not have any available credit, bank financing or other external sources of liquidity, and due to historical operating losses, our operations had not been a source of liquidity. We needed to obtain additional capital in order to continue operations. In order to obtain capital, prior management believed that we needed to sell additional shares of our common stock or borrow funds from private lenders. Prior management believed it was in the best interest of our shareholders to discontinue our business at that time and attempt to acquire a new business which may provide more value to our shareholders. This resulted in the acquisition of Bluebook International discussed in Part I, Item I., Business Development, above. For accounting purposes, the transaction has been treated as an acquisition of the Company using the purchase method of accounting, by Bluebook International and as a recapitalization of Bluebook International. Our discussion of the results of operations and the comparisons made to the fiscal year ended December 31, 2000, include the operations of Bluebook International prior to and after our acquisition of Bluebook International.

          (i) Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000.

     Net Sales. For the fiscal year ended December 31, 2001, we had revenues of $694,097 compared to revenues of $595,526 for the fiscal year ended December 31, 2000, an increase of $98,571 or approximately 17%. The increase in sales was primarily due to changes in our marketing strategies. In 2001, we sent more mailers to potential buyers, and we upgraded our B.E.S.T.6(TM) software which includes a built-in digital tutorial on a CD-ROM.

     Selling, General and Administrative Expenses. Total costs and expenses increased to $1,015,716 for the fiscal year ended December 31, 2001, up from $441,425 for the fiscal year ended December 31, 2000, an increase of $574,291 or approximately 130%. The increase was composed of several components including an increase in consultant fees, legal and accounting fees and other expenses associated with the merger described in Part I, Item 1. Business Development, above.

     Depreciation and Amortization. The depreciation and amortization for the year ended December 31, 2001 was $94,253 compared to $79,934 for the year ended December 31, 2000, an increase of $14,319 or approximately 18%. The increase was primarily due to additional assets that were acquired in 2001.

     For the year ended December 31, 2001, we had a net loss of $538,283, or $0.01 per share, compared with a net loss of $48,930 for the year ended December 31, 2000. The net loss for the year ended December 31, 2001 is primarily attributable to increase in selling, general and administrative expenses.

     (d)  Liquidity  and  Capital  Resources

     We have experienced operating losses in recent years. For the year ended December 31, 2001 we had cash and cash equivalents of $236,822 and an accumulated deficit of $587,213.

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

ITEM 7.   Financial Statements.

     The financial statements and supplemental data required by this Item 7 appear in a separate section of this Form 10-KSB/A-2 following Part III as
Exhibit  99.1.

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

                                 Positions Currently Held
Name                   Age           With The Company            Director Since
---------------------  ---  -----------------------------------  --------------
Mark Josipovich        35   Chief Executive Officer, President,       2001
                            Chairman of the Board and
                            Director
Daniel T. Josipovich   36   Chief Operating Officer and               2001
                            Director
Leonard Viejo(3)       52   Chief Financial Officer
Clinton L Hubbard      54   Director                                  2001
Paul D. Sheriff        37   Director                                  2001
David M. Campatelli    34   Director                                  2001

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

DANIEL T. JOSIPOVICH, was the former Chief Operating Officer for the Josipovich family business and is now our Chief Operating Officer. Daniel enjoyed working for 21 years with the Josipovich family business and was the technological prodigy behind the development of the Bluebook's most innovative products. He also oversaw marketing, staffing, day-to-day management and product development. Recently he finished the design of his latest technological advancement, B.E.S.T.Net(TM), a web-based software package that many feel will revolutionize the industry.

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

---------------
(3)  Mr. Viejo became the Chief Financial Officer in March, 2002.

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

                           SUMMARY COMPENSATION TABLE

Name and Principal Positions                           Salary
----------------------------                           -------
Mark Josipovich(4)
  Chief Executive Officer                              $62,100

Daniel Josipovich(5)                                   $60,000
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

Name and Address                            Number of  Bluebook's   Percentage
                                                   Shares           Ownership
Of Beneficial Owner(6)                      Beneficially Owned(7)   Of Class
------------------------------------------  ----------------------  -----------

Daniel E. and Dorothy Josipovich, jointly               16,350,000       42.21%
Mark A. Josipovich                                       8,175,000       21.11%
Daniel T. Josipovich                                     8,175,000       21.11%
Pedro V. Garcia                                          2,169,150        5.60%


---------------
(4) Appointed effective October 1, 2001. Only compensation paid by the Company since the acquisition of Bluebook International is disclosed.

(5) Appointed effective October 1, 2001. Only compensation paid by the Company since the acquisition of Bluebook International is disclosed.

(6) Each person's address, except Pedro V. Garcia, is c/o The Bluebook International Holding Company, 21098 Bake Parkway, Suite 100, Lake Forest, California 92630-2163. Pedro V. Garcia's last known address is Boulevard Hidalgo #67, Entre Campodonica y Londres, Col Centenario, Hermosillo, Sonora, Mexico 83260.

(7) Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them.


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


ITEM  12.  Certain  Relationships  and  Related  Transactions.

Employment  agreements

     In September 2001, Bluebook International entered into employment agreements with Mark A. Josipovich and Daniel T. Josipovich for a term of two years. Effective October 1, 2001 we assumed these agreements and expanded the services to include each person's executive position with our Company. Under these agreements, Mark A. Josipovich is employed as the Chief Executive Officer, President, and Secretary, and Daniel T. Josipovich is employed as the Chief Operating Officer, each with an annual salary of $180,000, plus health insurance benefits, term life insurance benefits and the right to participate in any future employee stock option, retirement, profit sharing or other benefit plans offered in the future to similarly situated employees. The employment agreements also contain indemnification and confidentiality provisions. The agreements also provide that we should reimburse the employee for all reasonable and necessary expenses incurred on our behalf.

ITEM 13.  Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits.

Exhibit No.    Description

3.1            Amendment  to  Articles  of Incorporation filed with the Delaware
               Secretary  of  State  on  November  6,  2001.

4.1 Certificate of Designation for Series B Convertible Preferred Stock filed with the Delaware Secretary of State on November 14, 2001.

10.1 Agreement and Plan of Merger, dated as of September 24, 2001, by and among the Company, Bluebook International, Bluebook Acquisitions Corp., Bluebook's Shareholders and Andrew Hromyk, incorporated by reference to the Information Statement filed with the Securities and Exchange Commission of October 12, 2001.Incorporated by reference to the Information Statement filed with the Securities and Exchange Commission on October 12, 2001.

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

99.1           Audited  Annual  Financial Statements for the year ended December
               31, 2001.

     (b)  Current Reports on Form 8-K.

     We filed two reports on Form 8-K during the last quarter of the fiscal year ending December 31, 2001, and two 8-K/A reports amending each of those reports. The first report on Form 8-K was filed on October 16, 2001 and reported the acquisition of Bluebook International, the merger transaction and the resulting change in control (discussed further in this report in Item 1, Section 1 - Business Development, above). The October 16, 2001 report included unaudited financial statements of Bluebook International. On December 12, 2001, we filed an amendment to this report on Form 8-K/A to include financial statements of Bluebook International as of the year ended December 31, 2000 (audited) and the six month period ended June 30, 2001 (unaudited). Consolidated financial statements of the Company, Bluebook International and Bluebook, a sole proprietorship, as of the year ended December 31, 2000 (audited) and the nine-month period ended September 30, 2001 (unaudited), were included by reference to our quarterly report on Form 10-QSB, filed on November 19, 2001.

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


                                  THE BLUEBOOK INTERNATIONAL HOLDING COMPANY




Date:  April   , 2003             By:
             --                   -------------------------------------------
                                  Mark A. Josipovich, President and Principal
                                    Accounting Officer

     THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
     AND SUBSIDIARY


     CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 2001 AND 2000

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                    CONTENTS




                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                   1


FINANCIAL STATEMENTS

     Consolidated balance sheet                                                2

     Consolidated statements of operations                                     3

     Consolidated statements of stockholders' equity (deficit)                 4

     Consolidated statements of cash flows                                   5-6

     Notes to consolidated financial statements                             7-21

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
The Bluebook International Holding Company and Subsidiary


We  have  audited  the  accompanying consolidated balance sheet as restated (See
Note 3) of The Bluebook International Holding Company and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows as restated (See Note 3) for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of The Bluebook International Holding Company and Subsidiary as of December 31, 2001, and the results of its operations, stockholders' equity (deficit) and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


GOOD SWARTZ BROWN & BERNS LLP.




Los Angeles, California
March 29, 2002, except for Note 3
the date of which is September 10, 2002

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001 (AS RESTATED)


                                                                               2001
                                                                            ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalent                                                  $ 236,822
  Prepaid expenses and other                                                    3,225
                                                                            ----------

    Total current assets                                                      240,047
                                                                            ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                        93,803
                                                                            ----------

OTHER ASSETS
  Program development costs, net of accumulated amortization                  177,840
  Intangibles, net of accumulated amortization                                 35,044
  Other assets                                                                  4,162
                                                                            ----------

                                                                              217,046
                                                                            ----------

  TOTAL ASSETS                                                              $ 550,896
                                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                     $ 199,056
                                                                            ----------

    Total current liabilities                                                 199,056
                                                                            ----------

DEFERRED REVENUE                                                              339,443
                                                                            ----------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
      authorized, 2,050 shares issued and outstanding.                              -
  Common Stock, $.0001 par value; 50,000,000 shares authorized;
      38,733,411 shares issued and outstanding                                  3,873
  Additional paid in capital                                                  595,737
  Accumulated deficit                                                        (587,213)
                                                                            ----------

                                                                               12,397
                                                                            ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 550,896
                                                                            ==========


See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000 (AS RESTATED)


                                                         2001          2000
                                                     ------------  ------------
SALES, net                                           $   694,097   $   595,526
                                                     ------------  ------------

OPERATING EXPENSES
  Selling, general and administrative                  1,015,716       441,425
  Depreciation and amortization                           94,253        79,934
  Proprietor's draw in lieu of salary                    121,611       126,101
                                                     ------------  ------------

                                                       1,231,580       647,460
                                                     ------------  ------------

LOSS FROM OPERATIONS                                    (537,483)      (51,934)

OTHER INCOME                                                   -         4,154
                                                     ------------  ------------

LOSS BEFORE INCOME TAX EXPENSE                          (537,483)      (47,780)
                                                     ------------  ------------

INCOME TAX EXPENSE                                           800         1,150
                                                     ------------  ------------

NET LOSS                                             $  (538,283)  $   (48,930)
                                                     ============  ============


Weighted average number of common stock outstanding   38,733,411    32,700,000
                                                     ============  ============

Basic earning per share                              $     (0.01)  $         -
                                                     ============  ============

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                            COMMON STOCK     PREFERRED STOCK
                                                        -------------------  ---------------     ADDITIONAL      ACCUMULATED
                                                          SHARES    AMOUNT   SHARES  AMOUNT    PAID IN CAPITAL     DEFICIT
                                                        ----------  -------  ------  -------  -----------------  -----------
Balance, January 1, 2000, as restated (Note 3)          32,700,000  $ 3,270                   $       (419,879)
Prior period adjustment (Note 11)                                                                       28,921
                                                        ----------  -------  ------  -------  -----------------  ----------
Balance, January 1, 2000, as restated                   32,700,000    3,270                           (390,958)
Net loss, year ended December 31, 2000, as restated                                                                (48,930)
Capital contribution                                                                                    80,000
                                                        ----------  -------  ------  -------  -----------------  ----------
Balance, December 31, 2000, as restated                 32,700,000    3,270                           (310,958)    (48,930)
Issuance of preferred stock                                                   1,000        -                 -
Issuance of preferred stock                                                   1,050        -           960,000
Merger with Gama Computer                                6,033,411      603                               (603)
Post merger assumption of Gama Computer's liabilities                                                  (52,702)
Net loss, year ended December 31, 2001, as restated                                                               (538,283)
                                                        ----------  -------  ------  -------  -----------------  ----------
Balance, December 31, 2001, as restated                 38,733,411  $ 3,873   2,050  $     -  $        595,737   $(587,213)
                                                        ==========  =======  ======  =======  =================  ==========


                                                          TOTAL
                                                        ----------
Balance, January 1, 2000, as restated (Note 3)          $(416,609)
Prior period adjustment (Note 11)                          28,921
                                                        ----------
Balance, January 1, 2000, as restated                    (387,688)
Net loss, year ended December 31, 2000, as restated       (48,930)
Capital contribution                                       80,000
                                                        ----------
Balance, December 31, 2000, as restated                  (356,618)
Issuance of preferred stock                                     -
Issuance of preferred stock                               960,000
Merger with Gama Computer                                       -
Post merger assumption of Gama Computer's liabilities     (52,702)
Net loss, year ended December 31, 2001, as restated      (538,283)
                                                        ----------
Balance, December 31, 2001, as restated                 $  12,397
                                                        ==========


See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000 (AS RESTATED)


                                                                         2001       2000
                                                                      ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $(538,283)  $(48,930)
  Adjustment to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                      94,253     79,934
  Changes in operating assets and liabilities
      Prepaid expenses and other                                         (3,225)         -
      Other assets                                                       (4,162)         -
      Accounts payable and accrued expenses                            (161,219)       183
      Deferred revenue                                                  (81,171)   (11,679)
                                                                      ----------  ---------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (693,807)    19,508
                                                                      ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (47,465)   (39,985)
  Program development costs                                             (88,554)   (35,542)
  Purchase of intangible assets                                         (36,702)         -
                                                                      ----------  ---------

  NET CASH USED IN INVESTING ACTIVITIES                                (172,721)   (75,527)
                                                                      ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceed from issuance of preferred stock                              960,000          -
  Capital contribution                                                        -     80,000
  Payments on loan from stockholder                                     (20,000)    20,000
                                                                      ----------  ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                             940,000    100,000
                                                                      ----------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENT                                 73,472     43,981
CASH AND CASH EQUIVALENT, BEGINNING OF THE YEAR                         163,350    119,369
                                                                      ----------  ---------
CASH AND CASH EQUIVALENT, END OF THE YEAR                             $ 236,822   $163,350
                                                                      ==========  =========


See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000 (AS RESTATED)



                                                                          2001    2000
                                                                         -------  -----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

  Interest                                                               $     -  $   -
                                                                         =======  =====

  Income taxes                                                           $ 1,990  $   -
                                                                         =======  =====


Supplemental disclosure of non-cash investing and financing activities:


  Post merger assumption of Gama Computer's liabilities                  $52,702  $   -
                                                                         =======  =====


See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

       Background  of  the  Company

          The Bluebook International Holding Company (the "Company") was incorporated as Gama Computer Corporation in Delaware on December 17, 1997. On January 9, 1998, the Company merged with Gama, Inc., a
          Colorado corporation, and Gama Computer Corporation became the surviving company. On September 24, 2001, Gama Computer Corporation entered into a certain Agreement and Plan of Merger (the "Agreement") with (a) The Bluebook International, Inc., a Nevada corporation ("Bluebook International"); (b) Bluebook Acquisition Corp., a Nevada corporation, wholly owned by the Company ("Acquisitions"); (c) each of Mark A. Josipovich, Daniel T. Josipovich, Daniel E. Josipovich and Dorothy E. Josipovich (each, a "Bluebook Shareholder"); and (d) Andrew Hromyk. Among other things, the Agreement provided for the Company's purchase from the Bluebook Shareholders of all of the issued and outstanding capital stock of Bluebook International in exchange for the issuance of an aggregate of 32,700,000 shares of the Company's authorized but unissued Common Stock (the "Exchange").

          Effective October 1, 2001, the Company underwent a change of control in connection with the consummation of the Exchange in which (i) Andrew Hromyk, the Company's only executive officer, resigned his position, and the Board of Directors appointed Mark A. Josipovich to serve as the Company's President, Chief Executive Officer, Chief Financial Officer and Secretary and Daniel T. Josipovich to serve as the Company's Chief Operations Officer; (ii) the Company's majority stockholder surrendered and subsequently cancelled 19,200,000 shares and (iii) the Bluebook Shareholders became the holders of an aggregate of 32,700,000 shares of the Company's Common Stock, or approximately 84.4% of the Company's Common Stock issued and outstanding after the consummation of the Exchange. In addition, effective October 1, 2001, Daniel E. Josipovich and Dorothy E. Josipovich were jointly issued 1,000 shares of Series A Convertible Preferred Stock with voting rights in exchange for the cancellation of the purchase note of $1,000,000. Upon consummation of the Exchange, Mr. Hromyk resigned as the then-sole member of the Company's Board of Directors.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY  -
     Continued

          At consummation of the Exchange on October 1, 2001, the Company acquired all of the 7,083,332 issued and outstanding capital shares of Bluebook International, and issued a total of 32,700,000 shares of Common Stock to the Bluebook Shareholders. Immediately following the Exchange, the Company had a total of 38,733,411 shares of Common Stock issued and outstanding. As a result of the Exchange, Bluebook International become a wholly-owned subsidiary of the Company. Immediately following the Exchange, the Company caused Acquisitions and Bluebook International to be merged pursuant to a Certificate of Merger filed with the California Secretary of State on October 4, 2001 (the "Merger"). Acquisitions survived the Merger, and concurrently Acquisitions changed it name to the Bluebook International, Inc. (the "Surviving Subsidiary"). On November 6, 2001, the Company changed its name from GAMA Computer Corporation to The Bluebook International Holding Company. The Company intends to continue to hold the Surviving Subsidiary as a wholly-owned subsidiary of the Company and intends to cause the Surviving Subsidiary to continue the operations of Bluebook International, as more fully described below.

          Bluebook International was incorporated on December 5, 2000 under the laws of the State of Nevada. On September 15, 2001, the Company merged all of the business assets owned by Daniel E. Josipovich and Dorothy
          E. Josipovich, husband and wife (the "Sole Proprietorship"), used in the business of creating, developing and distributing products and services related to The Bluebook of Cleaning, Reconstruction and Repair Cost (the "Bluebook") and Bluebook Estimating Software Technology ("B.E.S.T.") for over 37 years.

     Basis  of  presentation

          For accounting purposes, the transaction has been treated as a purchase acquisition of the Company by Bluebook International and as a recapitalization of Bluebook International. The historical financial statements prior to the acquisition are those of sole proprietorship and became those of Bluebook International even though they are labeled as those of the Company's. In the recapitalization, historical stockholders' equity of Bluebook International prior to the merger is retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Accumulated deficit of the Company is reversed to paid-in capital. Basic earnings (loss) per share prior to the merger are restated to reflect the number of equivalent shares issued to Bluebook International stockholders. This transaction has been included in these financial statements as if the transaction was effective as of January 1, 2000.

          The consolidated financial statements include the accounts of The Bluebook International Holding Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY  -
     Continued

     Business activity

          Until September 15, 2001, the Company was in a development stage. After September 15, 2001 when it was acquired, the principal business of the Company is developing and selling The Bluebook and B.E.S.TThe Bluebook is a book in the form of both a desk and pocket size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T. is a software format of The Bluebook which allows subscribers the option to retrieve The Bluebook data and calculate the cost to clean, reconstruct or repair, then file claims electronically. Currently the Company is developing B.E.S.T. Net (TM), a web-based cost estimation and claims management software.

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

     Program development costs

          Capitalized program development costs that relate to the software currently being sold is being amortized over the useful life of the product. The product's estimated useful life is four years. In addition the Company has developed a database of information that is essential to the developed software product. The database's estimated useful life is seven years. Capitalized program development costs for products in development will begin amortization when the product is placed in service. Costs of additional program changes and enhancements are charged to expense as incurred.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY  -
     Continued

     Intangible assets

          Intangible assets, consist of customers list, graphic arts and other. Graphic arts and other are amortized over the estimated useful life of 5 years. Customer list is amortized over the estimated useful life of 10 years.

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

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY  -
     Continued

     Revenue recognition - Continued

          Software-related products and services

          Revenues from software-related products are recognized when the following four criteria are met:

               -    Persuasive  evidence  of  an  arrangement  exists;
               -    Delivery  has  occurred  or  services  has  been  rendered;
               -    The  fee  or  sales  price  is  fixed  or  determinable; and
               -    Collectibility  is  reasonably  assured.

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

     Computer software to be sold, leased, or otherwise marketed

          Statement of Financial Accounting Standard No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", applies to costs of both internally developed and purchased software. The capitalization of computer software begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. Costs of purchased computer software that has no alternative future use will be accounted for in the same manner as the costs incurred to internally develop such software. Costs of purchase computer software that has an alternative future use will be capitalized and accounted for in accordance with its use.

          Costs of producing a product master incurred after establishing technological feasibility will be capitalized. Costs of maintenance, such as costs for error corrections and additions to keep the product up dated, and customer support will be charged to operations. Costs incurred for duplicating the software, documenting and obtaining training materials from the product masters, and for physically packaging the product for distribution should be capitalized as inventory. The capitalized computer software costs are amortized on the straight-line method over the estimated economic life of the product.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  BUSINESS  ACTIVITY  -
     Continued

     Internal  use  software

          Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. The initial purchased software costs are amortized on the straight-line method over the estimated economic life of the product. Betterment and enhancements costs are capitalized and are amortized on the straight-line method over the estimated economic life of the product.

     Income taxes

          The Company incurred operating loss for the year ended December 31, 2001, accordingly, a provision has been made to reflect the benefit of the net operating loss carryforward and an offsetting valuation allowance.

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

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


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

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


2.   CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - Continued

          Concentration of credit risk

          The Company maintains its checking and time deposit accounts with financial institutions with high credit ratings. At times the balance may exceed federally insured limits of $100,000.

3.   RESTATEMENT OF YEAR 2001 AND 2000 FINANCIAL STATEMENTS

          The accompanying financial statements for the year ended December 31, 2001 and 2000, have been restated to reflect the business combination between Bluebook International and Sole Proprietorship as a merger of business entities under common control as opposed to the purchase method of accounting, as previously reported. Accordingly the consolidated statements of operations include that of Sole
          Proprietorship from January 1, 2000. In addition, the Company understated deferred revenue, which resulted in an overstatement of revenue of $105,890 and $48,924 for the years ended December 31, 2001 and 2000, respectively (see Note 11). The Company also overstated program development costs, which resulted in an understatement of depreciation and amortization expense of $11,446 and $24,322 for the years ended December 31, 2001 and 2000, respectively (see Note 11). The following tables present the impact of these restatements:

                                                        As previously
          Balance sheet                                   reported       As restated
                                                       ---------------  -------------

            December 31, 2001

              Cash and cash equivalent                 $      236,822   $    236,822
              Prepaid expenses and other                        3,225          3,225
              Property and equipment, net                      93,803         93,803
              Program development costs, net                  432,809        177,840
              Intangibles, net                              1,280,793         35,044
              Other assets                                      4,162          4,162
              Accounts payable and accrued expenses          (199,057)      (199,056)
              Deferred revenue                               (213,550)      (339,443)
              Common stock                                     (3,873)        (3,873)
              Additional paid-in capital                   (1,983,425)      (595,737)
              Accumulated deficit                             348,291        587,213
                                                       ---------------  -------------

                                                       $            -   $          -
                                                       ===============  =============

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


3.   RESTATEMENT OF YEAR 2001 AND 2000 FINANCIAL STATEMENTS - Continued

      Statement of operations
                                                       As previously
        Year ended December 31, 2001                      reported      As restated
                                                       ---------------  -------------

        Sales, net                                     $      182,137   $    694,097
        Selling, general and administrative                  (497,884)    (1,015,716)
        Depreciation and amortization                         (38,772)       (94,253)
        Proprietor's draw in lieu of salary                         -       (121,611)
        Other income                                            5,843              -
        Income tax expense                                       (800)          (800)
                                                       ---------------  -------------

        Net loss                                       $     (349,476)  $   (538,283)
                                                       ===============  =============
        Basic earnings per share                       $        (0.01)  $      (0.01)
                                                       ===============  =============


        Year ended December 31, 2000

        Sales, net                                     $            -   $    595,526
        Selling, general and administrative expenses                -       (441,425)
        Depreciation and amortization                               -        (79,934)
        Proprietor's draw in lieu of salary                         -       (126,101)
        Other income                                            2,335          4,154
        Income tax expense                                     (1,150)        (1,150)
                                                       ---------------  -------------

        Net income (loss)                              $        1,185   $    (48,930)
                                                       ===============  =============
        Basic earnings per share                       $            -   $          -
                                                       ===============  =============

4.   PROPERTY  AND  EQUIPMENT

     At December 31, 2001, property and equipment consist of the following:

                                             2001
                                          -----------
           Furniture                      $    42,607
           Software                            23,059
           Office equipment                    97,236
                                          -----------
                                              162,902
           Less accumulated depreciation       69,099
                                          -----------
                                          $    93,803
                                          ===========

     Depreciation expense charged to operations in 2001 and 2000 are $25,171 and $20,969, respectively.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000

5.   PROGRAM  DEVELOPMENT  COSTS

          At December 31, 2001, program development costs consist of the following:

                                                 2001
                                              -----------
             Cost of developed software       $   265,912
             Cost of software in development       78,718
                                              -----------
                                                  344,630
             Less accumulated amortization        166,790
                                              -----------
                                              $   177,840
                                              ===========

          Amortization of program development costs charged to operations in 2001 and 2000 are $67,424 and $58,965, respectively.

6.   INTANGIBLE  ASSETS

          At  December  31,  2001,  intangible  assets consist of the following:

               Graphic arts & other           $      31,692
               Customer list                          5,010
                                              -------------
                                                     36,702
               Less accumulated amortization          1,658
                                              -------------
                                              $      35,044
                                              =============

          Amortization of intangibles charged to operations in 2001 and 2000 are $1,658 and $0, respectively.

7.   STOCKHOLDERS'  EQUITY

          ISSUANCE  OF  STOCKS

          Pursuant to the merger agreement, effective October 1, 2001, the Company acquired all of the issued and outstanding capital stock of Bluebook International, and issued a total of 32,700,000 shares of common stock to the Bluebook stockholders. The Company's then majority stockholder surrendered and cancelled 19,200,000 shares of its common stock.

          Effective October 2001, Daniel E. Josipovich and Dorothy E. Josipovich, the parents of Mark and Daniel Josipovich, assigned a $1,000,000 promissory note due from Bluebook International. In consideration for this assignment, the Company issued 1,000 shares of Series A Convertible Preferred Stock. Also effective October 2001, the Company sold 1,050 shares of Series A Convertible Preferred Stock to a third party for net proceeds of $960,000. In October 2001, the Company exchanged all its Series A Convertible Preferred Stock for Series B Convertible Preferred Stock.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


7.   STOCKHOLDERS' EQUITY - Continued

          STOCK SPLIT

          On November 6, 2001, the Company effected a three-for-one stock split to its common stockholders. All common stock shares have been restated to reflect the effect of the split.

          SERIES A CONVERTIBLE PREFERRED STOCK

          The Series A Convertible Preferred Stock ("Series A Stock") was subsequently cancelled and exchanged for Series B Convertible Preferred Stock ("Series B Stock") in order to correct a mistake that was made to the certificate of designation that had been filed with the Delaware Secretary of State to establish the preferences for the Series A Stock. All 2,050 shares of Series A Stock have been cancelled and replaced with 2,050 Series B Stock. No additional shares of Series B Stock were issued, and the Company has not authorized the issuance of any additional Series B Stock.

          SERIES B CONVERTIBLE PREFERRED STOCK

          The Company has authorized and issued 2,050 Series B Stock with a $.0001 par value. The Company has the right to repurchase all of the outstanding series preferred stock in the following amounts:
          a. prior to the date which is eighteen months following the day on which the Company receives payment in full, 120% of the purchase price; or
          b. on or after the date which is eighteen months following the issuance date, 130% of the purchase price.

          The holders of Series B Stock have a preferred return of capital in the amount of the purchase price totaling $2,050,000 and a right to convert such shares to common stock at the rate of the lesser of 75% of market value or $1.67 per share.

          In the event of liquidation, the stockholders of the Series B Stock shall be entitled to receive an amount equal to $1,000 per share, plus any accrued and unpaid dividends. The stockholders of the Series B Stock have the same voting rights as each share of Common Stock.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


8.   INCOME TAXES

          For the years ended December 31, 2001 and 2000, the provision for current and deferred income tax consists of the following:

                                                  2001      2000
                                               ----------  ------
          Current
              Federal                          $       -   $    -
              State                                  800    1,150
                                               ----------  ------
                                                     800    1,150
                                               ----------  ------
          Deferred
              Federal                                  -        -
              State                                    -        -
              Benefit of NOL carryforward        225,000        -
              Increase in valuation allowance   (225,000)       -
                                               ----------  ------
                                                       -        -
                                               ----------  ------
                                               $     800   $1,150
                                               ==========  ======

          The profits and losses for the period from January 1, 2001 to September 14, 2001 was that of the sole-proprietorship. Therefore, all activity for this period is reportable by the sole-proprietor. Effective September 15, 2001, the operations of the sole-proprietorship was merged into Bluebook International. Accordingly, the benefit of NOL carryforward included in the above provision for income taxes reflects the period from September 15, 2001 to December 31, 2001.

          Deferred income taxes are due to the tax effects of net operating loss
          (NOL) carryforwards. At December 31, 2001, the Company has NOL carryforwards of approximately $564,000 expiring through 2021. Realization of the NOL carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


9.   RELATED  PARTY  TRANSACTIONS

          During 2001, the Company paid consulting fees in the amount of approximately $53,000 to Daniel E. and Dorothy Josipovich, the parents of Mark Josipovich and Daniel T. Josipovich, respectively.

          As part of the Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, the Company is obligated to pay a royalty to Daniel E. and Dorothy Josipovich in the amount of 6% of net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by the Company, less any returns, rebates, discounts, allowances, rejections and credits, and less the actual out-of-pocket costs and expenses incurred, except depreciation, reserves, taxes, interest and extraordinary expenses. As of December 31, 2001, under the above definition, the Company has a negative net revenue, therefore no royalty expense were accrued.

          Daniel E. and Dorothy Josipovich hold 16,350,000 shares of common stock and 1,000 shares of Series B Convertible Preferred Stock.

          During the year ended December 31, 2001, the Company reimbursed its officers, Mark Josipovich and Daniel T. Josipovich, a portion of their automobile expenses. These automobile expenses are included on the Company's operating expenses for the year ended December 31, 2001. In addition, the Company paid approximately $48,000 in aggregate for medical insurance premiums for Mark Josipovich and Daniel T. Josipovich for the year ended December 31, 2001.

          Before moving into its new office facility (see Note 10), the Company utilized an office space located at the personal residence of Daniel
          E. Josipovich. The Company was not charged rent expense for the use of the facility for the period from January 1, 2001 through October 31, 2001.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


10.  COMMITMENTS  AND  CONTINGENCIES

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

                    2002                  $   79,274
                    2003                      80,239
                    2004                      52,346
                    2005                         922
                                          ----------
                                          $  272,781
                                          ==========

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

11.  PRIOR  PERIOD  ADJUSTMENT

     The prior period adjustment is to reflect an overstatement of deferred revenue of $28,921 as of January 1, 2000.

     As of December 31, 2001 and 2000, the Company understated deferred revenue which resulted in an overstatement of net sales of $105,890 and $48,924 for the years ended December 31, 2001 and 2000, respectively.

     The Company anticipates that the overstated sales for the year ended December 31, 2001 and 2000 will be completely recognized as sales for the year ending December 31, 2002.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


11.  PRIOR  PERIOD  ADJUSTMENT  -  Continued

     In addition, the Company overstated program development costs which resulted in an understatement of depreciation and amortization expense of $11,446 and $24,322 for the years ended December 31, 2001 and 2000, respectively.

     The net impact of these adjustments resulted in an overstatement of net income of $117,336 and $73,246 for the years ended December 31, 2001 and 2000, respectively.