Form 10KSB
period 2002-12-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-04-15
CIK 1126577

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                          21098 BAKE PARKWAY, SUITE 100
                       LAKE FOREST, CALIFORNIA 92630-2163
          (Address, including zip code, of principal executive offices)

                                 (949) 470-9534
              (Registrant's telephone number, including area code)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:  NONE.

   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:  COMMON
                            STOCK, $0.0001 PAR VALUE.

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were approximately $859,205.

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2.3 million as of April 2, 2003 based upon the closing price on the OTC Bulletin Board reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     The number of shares of the Registrant's Common Stock outstanding as of April 2, 2003 was 28,733,411 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

   Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]
================================================================================

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
                                   FORM 10-KSB
                                      INDEX



                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

ITEM 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . .     9

ITEM 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .     9

ITEM 4.     Submission of Matters to a Vote of Security Holders. . . . . .    10

                                    PART II

ITEM 5.     Market for Common Equity and Related Stockholder Matters . . .    10

ITEM 6.     Management's Discussion and Analysis or Plan of Operation. . .    10

ITEM 7.     Financial Statements . . . . . . . . . . . . . . . . . . . . .    14

ITEM 8.     Change in and Disagreements With Accountants on Accounting . .    14
            and Financial Disclosure

                                    PART III

ITEM 9.     Directors and Executive Officers of Registrant . . . . . . . .    15

ITEM 10.    Executive Compensation . . . . . . . . . . . . . . . . . . . .    16

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management    16
            and Related Stockholder Matters

ITEM 12.    Certain Relationships and Related Transactions . . . . . . . .    18

ITEM 13.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    18

ITEM 14.    Controls and Procedures. . . . . . . . . . . . . . . . . . . .    19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     This Annual Report on Form 10-KSB (Annual Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

     -    revenues and profits;
     -    customers;
     -    strategic partners;
     -    research and development expenses;
     -    sales and marketing expenses;
     -    general and administrative expenses;
     -    liquidity and sufficiency of existing cash;
     -    technology and products;
     -    the outcome of pending or threatened litigation; and
     - the effect of recent accounting pronouncements on our financial condition and results of operations.

     You can identify these and other forward-looking statements by the use of words such as "may," "will," "expects," "anticipates," "believes," "estimates,", "continues," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading "Risk Factors." All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

     We develop, market, and sell software solutions and information services to the insurance and construction industries. Our software solutions and services automate, integrate, manage and quicken claims processing and communication among participants in claims handling process.

     Our mailing address and executive offices are located at 21098 Bake Parkway, Suite 100, Lake Forest, California, 92630-2163. Our telephone number is (949) 470-9534. Our corporate website is www.bluebook.net. Information contained on the website is not a part of this Annual Report.

BACKGROUND

     The Registrant, The Bluebook International Holding Company ("Bluebook Holding"), conducts virtually all of its business through its wholly owned subsidiary, The Bluebook International, Inc., a Nevada corporation ("Bluebook International"). The terms "we," "us," "our," or "Bluebook" refer to Bluebook Holding and Bluebook International, as the context requires. References in this Annual Report to our business or operations and the like refer to Bluebook International. References to our securities, capitalization and the like refer to Bluebook Holding. All other references mean both companies collectively or on a consolidated basis, as the context requires.

     Gama Computer Corporation ("Gama") was incorporated on December 18, 1997, as a Delaware corporation. Gama acquired Bluebook International, through an exchange reorganization, effective as of October 1, 2001 followed by a merger of Bluebook International into a wholly owned, transitory subsidiary. As a result of the exchange reorganization and merger, Bluebook International's shareholders acquired control of Gama and Bluebook International became a wholly-owned subsidiary of Gama. Gama then changed its name on November 6, 2001 to The Bluebook International Holding Company and its subsidiary changed its name to Bluebook International, Inc.

     Bluebook International was incorporated in Nevada on December 5, 2000, succeeding operations that began in 1964. Daniel E. Josipovich and Dorothy E. Josipovich, as sole proprietors under the trade name "The Bluebook of Cleaning, Reconstruction and Repair Costs" and related names, sold all of the assets of their business to Bluebook International effective as of September 15, 2001.

     Since 1964, THE BLUEBOOK (The Bluebook of Cleaning, Reconstruction and Repair Costs) has been a standard reference for the insurance, cleaning, construction, reconstruction, repair and service industries. The Bluebook has an estimated readership of many thousands of readers and is widely known and utilized by professionals in the insurance repair and related industries that create cost estimates for residential and light commercial structures. In 1982, we introduced our first estimating software program, "B.E.S.T. (Bluebook Estimating Software Technology)," which incorporated the Bluebook's proprietary database. B.E.S.T. uses the Bluebook's database and its industry specific software tools to help automate and mobilize the claims process.

PRODUCTS AND SERVICES

     Our software solutions and information services are designed to improve claims processing efficiency for the insurance and construction industries. These solutions are targeted to insurers and others involved in claims, including vendors and service providers.

     We believe our latest software solutions will expand the size and scope of our target markets and enhance our revenue potential. These software solutions may open up many new options for utilizing our software platforms as an installed or a remotely accessed software solution. These solutions can also be integrated as part of a larger enterprise solution that is designed to provide the insurance industry with tools to manage and control its productivity, personnel, pricing, vendors, reserves and claims payments at a reduced cost.

     For years, the insurance industry has been losing billions of dollars from, among other things, undervaluation of premiums for property owners and increased claim costs as a result of, among other things, delays in communications, facilitation and management of the claims process. We believe our software solutions will help mitigate insurers' losses and to add premium revenue by assisting in the process of accurately validating residential replacement costs and providing solutions that are designed to more accurately price, process, facilitate and manage the claims process.

     We believe that the future market for claims management solutions will be lead by the providers of products that simplify the management and facilitation of the claims process while providing tools that provide the insurance industry with better control over productivity, pricing, auditing, reserves and claims payments. As a result, many of our initiatives are aimed at making it easier for insurers, vendors, policyholders, adjusters and contractors to communicate and access claims information, integrating and delivering data across multiple lines of insurance and reducing costs associated with claims handling processing.

In addition to The Bluebook (Book), we offer the following principal software solutions:

B.E.S.T. 7

     B.E.S.T. 7 is an in-field, stand-alone, portable residential and light commercial estimating software solution for use on desktops, laptops, pen-based units and the new tablet PCs. B.E.S.T. 7 is also scalable for multi-user environments. With our built-in proprietary database, digital training tutorial, estimating and industry specific tools, B.E.S.T. 7 provides the estimator with hundreds of industry specific tools to estimate repair cost of damage for various structures and contents loss.

Labor and Materials Database

     The B.E.S.T.7 program includes the Bluebook's 600,000 line component Labor, Material and Equipment database with cost attributes for each price. The B.E.S.T.7 database is structured into an action specific layout with each trade and includes Remove, Replace, Remove and Reset, Clean, Paint, Minimum Charge, Repair and General Items with a Labor, Material and Equipment cost breakdown, where applicable, for each associated line item price.

B.E.S.T.Net and B.E.S.T.Central

     B.E.S.T.Net (insurance claims facilitation) and B.E.S.T.Central (vendor hub and links) together provide a structure and format for delivering, managing and controlling claims and related tasks. B.E.S.T.Net incorporates the base functionality to manage the communication and facilitation of the claims process in a straight line and provide direct communication with insurance, construction and related professionals across implemented lines of business. B.E.S.T.Net, with the proper integration, is designed to audit claim files prior to being sent for payment that may offer return of investment to the insurance carrier by helping mitigate overage and leakage. We believe that B.E.S.T. Central and B.E.S.T. Net will provide an advantage to subscribers of these systems.

InsurBASE

     Developed by Bluebook and Basis100 Inc., InsureBASE is a residential property information system designed to help insurers mitigate the risks associated with determining and maintaining accurate replacement cost and values for residential properties in North America. This underwriting analytic tool combines the power of Basis' leading automated property valuation technology integrated with our industry known replacement cost database. The result is a product that generates, in most cases, a replacement cost for a residence within seconds. When available, InsureBASE may also provide current market value, property characteristics and an array of neighborhood and other underwriting information. We believe that this product minimizes undervaluation and distortion in ratings.

STRATEGIC PARTNERS

     We work with the following industry-leading companies to facilitate the development and marketing strategy of our technologies, products and services:

Microsoft

      We are part of a Microsoft initiative in the financial services industry called the Insurance Value Chain, or IVC. We are a Microsoft Certified Partner. The IVC may be marketed and promoted through existing internal Microsoft channels, including partners that work today with the insurance industry. The IVC was developed by Microsoft as part of a plan to deliver end-to-end claims solutions to the insurance industry. The IVC technologies intend to deliver both return on investment and short time to market with scalable, enterprise-level solutions that will bypass or overcome the limitations of existing legacy systems and provide cross-platform, multi line insurance solutions. Microsoft may also take an active role in deployment, implementation, integration and support of our products and services as part of the IVC.

Hewlett-Packard

     We entered into an agreement with Compaq, which was subsequently acquired by Hewlett-Packard, to promote jointly our B.E.S.T.Net and B.E.S.T.Central solutions with Compaq's technology and services. Compaq has agreed to promote our products to its insurance customers through its existing insurance related sales, marketing and distribution channels. According to Compaq, it powers the enterprise needs of nine of the top ten (by annual premium rank) US life carriers and eight of the top ten (by annual premium rank) property and casualty carriers. Compaq is also expected to provide assistance with deployment, implementation, integration and support.

Cisco

     Cisco accepted us into its IQ Eco system program. Through the IQ Eco system, Cisco assists a small number of selected providers (such as Microsoft, HP Compaq, AT&T and others) by offering integrating and marketing products to Cisco customers. Cisco estimates that its technology is used by over 80 percent of the insurance industry. As a member of this prestigious program, we plan to work with Cisco to deliver our products and services to the insurance industry.

Basis100

     Basis100 and Bluebook jointly launched InsureBase, a replacement cost calculator that combines Basis100's automated property valuation technology, or AVN, and our proprietary replacement cost database. Basis100 is a technology solutions provider for the financial services industry and, according to Basis100, a market leader in property valuation solutions. This scalable underwriting analytical tool is designed to mitigate risks associated with determining and maintaining accurate replacement cost values for residential purposes.

Intuit

     Our B.E.S.T.7 field estimating software integrates with Intuit's Quickbooks accounting software program. We are one of a limited number of Intuit partners in the construction and insurance industries.

DISTRIBUTION

     We market and sell our Bluebook and B.E.S.T.7 products primarily through the mail, conventions and the Internet using the interactive sales tool on Microsoft's terminal services solution. B.E.S.T.Central and B.E.S.T.Net will be sold by direct, on site demonstrations which, if there is interest, the process of an Request for Proposal ("RFP") or a Proof of Concept ("POC") may be
submitted to Bluebook by the insurance carrier.   Independent vendors such as
policyholders, contractors and sub-contractors who desire to receive assignments from insurance carriers utilizing our business tools, will be able to purchase a compatible license to B.E.S.T.Net by using a portal connection or an integrated version of the B.E.S.T.7 software. We plan to sell and deliver software updates and upgrades using the Internet or by a Compact diskette would need to be delivered.

CUSTOMERS

     Our existing base of users includes thousands of insurance companies, contractors and service providers. We continue sales of the Bluebook and have begun sales of B.E.S.T.7 and InsureBASE. We expect to demonstrate, test and sell B.E.S.T.Net and B.E.S.T.Central on a national level and continue to work with our existing client base and strategic partners as planned. In each case, we expect these arrangements to lead to licensing of our products. We are in discussions or have signed proof of concept agreements with ten insurance and related companies for InsureBASE, B.E.S.T.7, B.E.S.T.Net or B.E.S.T.Central products.

DEVELOPMENT OF PRODUCTS

     The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and new product introductions. As a result, our success depends, in part, on our ability to continue to enhance our existing solutions and to develop and introduce new solutions that improve performance and reduce total cost associated with the insurance claim process. We have invested significantly in product development. We continue to enhance and extend our products and to increase the efficiency, performance and management capabilities of our claims management solutions.

     For the years ended December 31, 2002 and December 31, 2001, we invested $3,047,135 and $88,554 in development of our products, respectively. These costs were primarily for the development of our B.E.S.T.7, B.E.S.T.Net and B.E.S.T.Central products. We expect to maintain our high level of investment in development of products; however, once the development of B.E.S.T.Net and B.E.S.T.Central is complete, we expect our development costs to decrease.

COMPETITION

     The current and potential market for claims management solutions is continuously evolving and subject to rapid technological change. We believe our primary competition is from Xactware, Inc., Marshall & Swift/Boeckh/DDS and Simsol Software, Inc. However, we are aware that none of these companies have as comprehensive or as integrated a solution as we have designed. Although we believe that they may have some technological and development challenges, they may develop products that are similar or competitive. In addition, as part of Microsoft's IVC, we have designed our technologies to bypass or integrate with legacy systems.

     Some of our competitors have significantly greater human and financial resources than we have. As a result, these competitors could adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products. These advantages could allow them to respond more quickly to changes in customer and market requirements. In addition, some of our competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional products from us. These competitors may also be able to persuade our customers to replace our products with their products. Increased competition may result in reduced product prices, lower gross margins, reduced profitability and reduced market share. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. There can also be no assurance that we will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm our business.

INTELLECTUAL PROPERTY AND ROYALTIES

     We rely on a combination of trademarks, copyrights and trade secrets that we have used, in some cases, for nearly forty years. We also rely on confidentiality agreements and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. Despite these precautions, the measures we undertake may not prevent infringement of our proprietary technology. These measures may not preclude competitors from independently developing products with functionality or features similar to our products.

     We may receive in the future notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted against us in the future, and it is possible that past or future assertions could harm our operations and financial condition. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may require us to license back our technology or may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

     As part of the Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, we are obligated to pay a royalty to Daniel E. Josipovich and Dorothy E. Josipovich, co-founders of our business, in the amount of 6% of net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by us, less any returns, rebates, discounts, allowances rejections and credits, and less the actual out-of-pocket costs and expenses incurred, except depreciation, reserves, taxes, interest and extraordinary expenses. As of December 31, 2002, under the above definition, we had negative net revenue, therefore no royalty expenses were accrued.

     Blue Book for Adjusters & Contractors, DeeJay Advertising and Bluebook of Cleaning, Reconstruction and Repair Costs (including logo) are our trademarks. We further claim trademarks for B.E.S.T., B.E.S.T.Net and B.E.S.T.Central. We also own the following copyrights: Adjuster/Contractor BlueBook Southern California Edition, (C) 1979; "New" Bluebook for Adjusters & Contractors, (C) 1981; The Bluebook for Agents, Adjusters and Contractors, (C) 1981, 1984; Bluebook Estimating Systems Technology (C) 1982; The Bluebook of Cleaning, Reconstruction and Repair Costs, (C) 1989, 1997, 1999; and The Bluebook of Cleaning, Reconstruction and Repair Costs, Pocket Editions, (C) 1989, 1999, 2000, 2001, 2002 and 2003.

GOVERNMENT REGULATIONS AND PROBABILITY OF AFFECTING BUSINESS

     Government regulation of the Internet, including new federal, state or local taxation, could affect the distribution of our products and services over the Internet. We distribute our products and services over the Internet, and any government regulation that increased the cost of such distribution could have an adverse impact upon our net profits.

EMPLOYEES

     As of April 2, 2003, we had 12 full-time employees. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good. Competition for technical employees in the software industry continues to be significant. We believe that our success depends, in part, on our ability to hire, assimilate and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating and retaining employees in the future.

RISK FACTORS

     WE ANTICIPATE FUTURE LOSSES AND MAY NOT BE ABLE TO ACHIEVE SUSTAINED PROFITABILITY.

      We have incurred net losses in recent years and, as of December 31, 2002, we had an accumulated deficit of $1.6 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in product research and development and from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

     WE ARE NOT GENERATING POSITIVE CASH FLOW FROM OPERATIONS AND MAY NEED ADDITIONAL CAPITAL AND ANY REQUIRED CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

     We have incurred negative cash flow from operations on an annual basis in recent years. Our financial plan for 2003 indicates that our cash on hand should be sufficient to fund our operations through the third quarter of 2003, excluding any development costs to complete B.E.S.T.Net and B.E.S.T.Central. As a result, we may raise additional capital or pursue alternative strategies.

     Our financial plan for 2003 indicates that our available cash, together with cash from operations expected to be available, should be sufficient to fund our operations through the third quarter of 2003. Our financial plan for 2003 expects that we will reduce, but not eliminate, our negative cash flow from operations, primarily through increased revenue and continued control over operating expenses. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may need to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of various products or marketing rights; (2) licensing of technology; and (3) sale of equity and debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash.

     Additional capital may not be available on acceptable terms, if at all.
The public markets may remain unreceptive to equity financings, and we may not be able to obtain additional private equity financing. Furthermore, any additional equity financing would likely be dilutive to stockholders, and additional debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we may be required to curtail our operations significantly and reduce discretionary spending to extend the currently available cash resources, or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms, all of which would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

     FACTORS BEYOND OUR CONTROL MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE, AND THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE.

     We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors, including:

     - the introduction of new products by us or by our competitors;

     - our distribution strategy and our ability to maintain or expand relationships with our existing user base and strategic partners;

     - market acceptance of our current or new products; and

     - competition and pricing pressures from competitive products.

     We have high operating expenses for personnel, new product development and marketing. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

     WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE, WHICH MAY AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

     The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public technology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in 2002 our closing stock price has ranged from a low of $0.35 to a high of $7.00. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

     - announcements of technological innovations or new products by us or by our competitors;

     -    our operating results;

     -    developments in our relationships with strategic partners;

     -    litigation;

     -    economic and other external factors; and

     -    general market conditions.

     In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

     WE DEPEND ON KEY PERSONNEL FOR OUR FUTURE SUCCESS. IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, WE MAY BE UNABLE TO ACHIEVE OUR GOALS.

     Our future success is substantially dependent on the efforts of our management team, particularly Mark A. Josipovich, our Chairman and Chief Executive Officer, and Daniel T. Josipovich, our Chief Operating Officer. The loss of the services of members of our management may significantly delay or prevent the achievement of product development and other business objectives. Because of the specialized technical nature of our business, we depend substantially on our ability to attract and retain qualified technical personnel. There is intense competition among technology companies for qualified personnel in the areas of our activities. Although we have employment agreements with Mark A. Josipovich and Daniel T. Josipovich, each is an at-will employee, which means that either party may terminate the employment at any time. If we lose the services of, or fail to recruit, key technical personnel, the growth of our business could be substantially impaired. We do not maintain life insurance for any of our key personnel.

     WE HAVE LIMITED RESOURCES TO DEVOTE TO PRODUCT DEVELOPMENT AND COMMERCIALIZATION. IF WE ARE NOT ABLE TO DEVOTE ADEQUATE RESOURCES TO PRODUCT DEVELOPMENT AND COMMERCIALIZATION, WE MAY NOT BE ABLE TO DEVELOP OUR PRODUCTS.

     Our strategy is to develop software solutions addressing claims management. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

     -    improve market acceptance of our current products;

     -    complete development of new products; and

     -    successfully introduce and commercialize new products.

     We have introduced some of our software products only recently and some of our products are still under development. Among our recently introduced products is B.E.S.T.7. We currently have under development B.E.S.T.Net and B.E.S.T.Central. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate additional revenue will decrease.

     In addition, our products may not achieve satisfactory market acceptance, and we may not successfully commercialize them on a timely basis, or at all. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected.

     WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, WHICH COULD RENDER OUR PRODUCTS OBSOLETE OR SUBSTANTIALLY LIMIT THE VOLUME OF PRODUCTS THAT WE SELL. THIS WOULD LIMIT OUR ABILITY TO COMPETE AND ACHIEVE PROFITABILITY.

     Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the claims management market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our ability to achieve sustained profitability will be limited.

     WE MAY BE UNABLE TO SUCCESSFULLY MARKET AND DISTRIBUTE OUR PRODUCTS AND IMPLEMENT OUR DISTRIBUTION STRATEGY.

     The market for claims management solutions is highly fragmented. We market and sell our products primarily through the mail, conventions and the Internet. We may not successfully develop and maintain marketing, distribution or sales capabilities. If our marketing and distribution strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease.

     WE MAY FACE COSTLY INTELLECTUAL PROPERTY DISPUTES.

     Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. We rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

     We may become subject to intellectual property infringement claims and litigation. The defense of intellectual property suits, proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. We may also need to pursue litigation to protect trade secrets or know-how owned by us, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation will result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties that may not be available on commercially reasonable terms, if at all.

ITEM 2.  PROPERTIES

     Our principal administrative, sales and marketing, customer support, and research and development facilities are located in approximately 3,732 square feet of leased office space in Lake Forest, California. The lease of this facility will expire on July 31, 2004. We do not have any policies with respect to investments in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

     As a general matter, we are subject to various legal proceedings, claims, and litigation that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

     Bluebook is named a defendant in Mason Yamashiro v. Bluebook International Holding Company, Inc., et al., Orange County Superior Court Case No. 02CC14478. This litigation arises from a stock purchase agreement and put agreement that the plaintiff entered into with a third party to purchase stock in Bluebook Holding. Plaintiff alleges that the other defendants were acting as Bluebook Holding's agents in carrying out the acts and in failing to perform certain acts alleged in the amended complaint. Thus, plaintiff alleges that Bluebook Holding and/or its alleged agents failed to perform under the agreements and that Bluebook Holding, through its representatives, issued fraudulent statements to induce the plaintiff to enter into the agreements. The plaintiff also alleges that Bluebook Holding breached the fiduciary duties it allegedly owed plaintiff as a result of his status as a shareholder. Our transfer agent, Global Securities Transfer, Inc., is also named as a defendant and has filed a cross-complaint that seeks indemnity from Bluebook. We intend to defend these claims vigorously.

     Bluebook is also named as a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that Bluebook wrongfully withheld the issuance and delivery of plaintiffs' Bluebook Holding shares, thereby damaging plaintiffs in the loss of the value of their Bluebook stock. Bluebook has no record of any stock ownership for one of the plaintiffs and, pending discovery, believes there is no basis for any claim against Bluebook. Bluebook does not dispute the stock ownership of the other plaintiffs. However, the transfer agent's records show that certificates representing those shares were delivered to plaintiffs, but plaintiffs claim that they do not have them and are seeking to have them re-issued free of any restrictive legends. Plaintiffs claim that they acquired "free-trading" shares in a private placement by Gama. We are in active settlement discussions with plaintiffs but will defend this suit fully if it proceeds.

     In the The Mentor Group v. Bluebook International, Inc., et al. L.A.S.C. Case No. BC 289914, The Mentor Group filed a complaint on February 6, 2003 against Bluebook alleging causes of action for (1) common count, (2) account stated, (3) breach of written contract, and (4) breach of oral contract based on The Mentor Group's allegation that Bluebook owes $23,000 for labor and services provided to Bluebook by The Mentor Group. Bluebook has filed an answer to the complaint that denies the allegations in the complaint. Bluebook intends to defend this action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the OTC Bulletin Board under the symbol "BBIC." The following table sets forth the high and low closing prices of the common stock for the quarters indicated as quoted on the OTC Bulletin Board.

                               2001               2002
                         High       Low      High       Low
     First Quarter      $ 0.37(1)  $0.25     $7.00     $4.85
     Second Quarter     $ 1.18     $1.05     $6.75     $2.05
     Third Quarter      $ 8.60     $1.05     $2.20     $1.20
     Fourth Quarter     $14.00(2)  $4.75     $1.10     $0.35

     Notes
     -----
     1.   Trading under ticker symbol GMPC.
     2.   Trading under ticker symbol BBIC as of November 9, 2001.

     The above quotations represent prices between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

     According to the records of our transfer agent, we had 159 shareholders of record of our common stock at April 2, 2003.

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently expect to retain future cashflows to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that our Board of Directors deems relevant.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-KSB.

     This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-KSB, particularly in "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-KSB are as of April 15, 2003, and we undertake no duty to update this information.

RECENT EVENTS

     We recently terminated the Consulting Services Master Agreement between Cotelligent and Bluebook International under which Cotelligent was required to complete and initially deliver B.E.S.T.Net to us in August 2002. We took this action because we lost confidence in Cotelligent's ability to complete development of these products after many months of delays. In March 2003, Cotelligent refused to continue further development work unless we agreed to pay over $400,000 in invoices, which exceed the total project cost provided in the Consulting Agreement. We dispute that any further amounts are due under the Consulting Agreement. As a result, our launch of B.E.S.T.Net and B.E.S.T.Central was delayed and revenues from sales of these products were not realized when expected. We have engaged a Microsoft Certified Partner to complete development of B.E.S.T.Net and B.E.S.T.Central products and have obtained an estimate of $275,000 to $350,000 to complete their development. We may seek to recover this amount from Cotelligent; however, there can be no assurance that we will successfully recover these costs.

RESULTS OF OPERATION

     Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software products and the Bluebook handbook. Net revenues for the year ended December 31, 2002 were $859,205, an increase of 24 percent compared with net revenues of $694,097 for the year ended December 31, 2001. Revenue from the sales of B.E.S.T software products was $573,873 for the fiscal year ended 2002 as compared to $505,196 for the year ending 2001, an increase of $68,677 or 14%. This increase is the result of an increase in unit sales of our software products. Revenue from the sales of The Bluebook handbook was $285,332 for the year ended 2002 as compared to $188,901 for the year ended 2001, an increase of
$96,431 or 51%.   This increase is the result of an increase in unit sales of the Bluebook handbook. Historically, sales of the Bluebook handbook were the principal source of our revenues. With our latest generation technologies, including B.E.S.T.7, InsureBase, B.E.S.T.Net and B.E.S.T.Central software solutions, we expect revenues from these software solutions to grow. As a result, although we believe sales of the Bluebook handbook will continue to expand, revenues from these software solutions are expected to become the principal sources of our total revenue.

     Although our revenue is not currently concentrated among a relatively small number of customers, we expect that a significant portion of our future revenues will come from sales of new products, B.E.S.T.Net and B.E.S.T.Central, to a relatively small number of customers. Therefore, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations.

     Operating Expenses. Selling, general and administrative expenses for the year ended December 31, 2002 were $1,756,467, an increase of $739,951 or 65% compared to $1,016,516 for the year ended December 31, 2001. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in marketing and sales, corporate executives, human resources, professional fees, corporate legal expenses, other corporate expenses and facilities expenses. The increase in selling, general and administrative expenses was primarily due to the expansion of our sales and marketing group, increased direct selling expenses, additional headcount and other expenses necessary to manage and support increased levels of business activity. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our strategic partners and existing base of users of our products, including insurance companies, contractors and service providers to the insurance and related industries. We currently anticipate that selling, general and administrative expenses in fiscal year 2003 will increase in absolute dollars. We expect operating expenses to increase more slowly than revenue increases.

     Depreciation and amortization was $106,674 for the year ended December 31, 2002, an increase of $12,421 or 13% compared to $94,253 for the year ended December 31, 2001. The increase was primarily due to additional assets that were acquired in 2002, including software, office equipment and new furniture and fixtures for our new office. We expect our depreciation and amortization to increase in 2003 as the result of amortization of B.E.S.T.Net and B.E.S.T.Central, which we anticipate will be completed and ready for sale by the end of the second quarter of 2003.

     Net Loss. We had a net loss of $1,003,938 for the year ended December 31, 2002, compared to a net loss of $538,283 for the year ended December 31, 2001. The increase in net loss is primarily attributable to increased selling, general and administrative expenses and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred negative cash flow from operations in recent years. As of December 31, 2002 we had cash of $1,528,773 and an accumulated deficit of $1,591,151. Our 2002 negative operating cash flows were funded primarily through the sale of various products and a private financing.

     As a result of the delays in completing development of B.E.S.T.Net and B.E.S.T.Central, revenues from sales of those products and services have been delayed, and we will need to secure additional working capital until revenues from such sales are realized. (See "Recent Events.") We believe that we have sufficient cash to fund our operations through the third quarter of 2003, excluding any costs associated with outside vendors to complete the development of B.E.S.T.Net and B.E.S.T.Central. We have received an estimate to complete the work on B.E.S.T.Net and B.E.S.T.Central of $275,000 to $300,000. Accordingly, we are actively seeking to raise additional capital through sales of equity or debt securities to fund the completion of these products and services. We are optimistic that we will be able to obtain such funding. However, if we are not successful in raising sufficient additional working capital, we can reduce operating expenses through reductions in sales and development personnel and other steps to restructure our operations. Although we do not expect to incur significant adverse impact on sales and development of our current products and services from such cost reductions, our development of additional products and services would likely be adversely affected or suspended altogether.

     In August and December of fiscal year 2002, we obtained net proceeds of approximately $4.5 million in a private financing from Cotelligent after investment banking and other costs. The total purchase price was paid for by Cotelligent with a combination of cash of $2,444,680, and services and extinguishment of $2.1 million of outstanding accounts payable. In connection with this financing, we also entered into the Consulting Agreement with Cotelligent under which Cotelligent was to complete development of B.E.S.T.Net and B.E.S.T.Central, which has recently been terminated. (See "Recent Events.") Prior to termination of the Consulting Agreement, we paid Cotelligent $2,413,375 for its services.

     Our business plan projects positive cash flow from operations and positive net earnings in fiscal year 2004. If we meet our current development and sales efforts of B.E.S.T.Net and B.E.S.T.Central, or if we meet our projected sales targets of B.E.S.T.7, we believe we will have sufficient working capital from these sales to fund operations going forward. If these sales are delayed or fall short of our expectations, we will need to raise additional capital to meet this shortfall, reduce the number of employees dedicated to marketing and product development or make other operating cost reductions. We believe we can remain in operations and cut operating costs; however, the development of B.E.S.T.Net, B.E.S.T.Central and future products and marketing efforts would be adversely affected.

     Net cash used in operating activities was $173,249 in the year ended December 31, 2002, compared to $689,645 used in operating activities for the year ended December 31, 2001. The decrease in net cash used in operating activities is primarily attributable to an increase in accounts payable in 2002.

     Net cash used in investing activities for the year ended December 31, 2002 totaled $979,480 and was primarily the result of $947,144 invested in program development and $24,961 in purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2001 totaled $176,883 and was primarily the result of $88,554 invested in program development, $47,465 in purchases of property and equipment and $36,702 in purchase of intangible assets. Net cash provided by financing activities for the year ended December 31, 2002 was $2,444,680 and resulted from net proceeds of our sale of Series C Convertible Redeemable Preferred Stock, compared to $940,000 for the year ended December 31, 2001, which resulted from net proceeds of our sale of Series B Preferred Stock.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets and deferred revenue. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

     -    Revenue recognition; and

     -    Computer software to be sold, leased or otherwise marketed

     We account for internally developed and purchased software in program development costs in accordance with Statement of Financial Accounting Standard No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The capitalization of computer software begins upon the establishment of technological feasibility of the product, which we have defined as the completion of beta testing of a working product. Costs of purchased computer software that has no alternative future use is accounted for in the same manner as the costs incurred to internally develop such software. Costs of purchased computer software is capitalized and accounted for in accordance with its use. Capitalized costs include only (1) external direct costs of material and services consumed in developing or obtaining internal-use software, and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

     Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Software development costs are amortized using the straight-line method over the expected life of the product.

     We regularly review the carrying value of software and development to determine if there has been an impairment loss that needs to be recognized.

     Revenue is recognized when earned. Our revenue recognition policies for our existing revenues are in compliance with American Institute of Certified Accountants Statements of Position 97-2 and 98-4, "Software Revenue Recognition." Revenue from sales of The Bluebook and other ancillary products is recorded when the products are shipped. Revenue from the sale of a license agreement is recognized ratably on a straight-line basis over the product's life
cycle.   Certain contracts specify separate fees for the software and the ongoing fees for maintenance and other support. If sufficient verifiable objective evidence of the fair value of each element of the arrangement exists, the elements of the contract are unbundled and the revenue for each element is recognized as appropriate. Revenue received or receivable in advance of performance of services is deferred and included in deferred revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements we issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We believe the adoption of this Statement will have no material impact on our financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require us to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with the earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. We believe the adoption of this Statement will have no material impact on our financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. We believe the adoption of this Statement will have no material impact on our financial statements.

ITEM 7.    FINANCIAL STATEMENTS

     The financial statements and supplemental data required by this Item 7 appear in a separate section of this Form 10-KSB as Exhibit 99.1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective November 4, 2002, we approved a change in our independent public accountants for the year ended December 31, 2002, from Good Swartz Brown & Berns LLP to Weinberg & Company, P.A.

     We did not consult with Weinberg & Company, P.A. during the fiscal years ended December 31, 2000 and 2001, and the interim period from December 31, 2001 through July 30, 2002, with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was the subject of any prior disagreement between us and our previous independent accountant.

     The report of Good Swartz Brown & Berns LLP for the years ended December 31, 2000 and December 31, 2001 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2000 and 2001, and the interim period from December 31, 2001 through November 4, 2002, there were no disagreements between us and Good Swartz Brown & Berns LLP on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Good Swartz Brown & Berns LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No event described in paragraph (a)(1)(iv) of Item 304 of Regulation S-B has occurred within our fiscal years ended December 31, 2000 and 2001, or the period from December 31, 2001 through November 4, 2002.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth information regarding our directors and executive officers as of April 2, 2003:

Name                  Age               Position                Director Since
--------------------  ---  -----------------------------------  --------------
Mark A. Josipovich     36  Chief Executive Officer, President,            2001
                           Treasurer and Principal
                           Accounting Officer, Chairman of
                           the Board
Daniel T. Josipovich   37  Chief Operating Officer and                    2001
                           Director
Clinton L. Hubbard     55  Director                                       2001
Paul D. Sheriff        38  Director                                       2001
David M. Campatelli    35  Director                                       2001

     There are no family relationships between any director and executive officer, except Mark A. Josipovich and his brother Daniel T. Josipovich.

     Mark A. Josipovich, Chief Executive Officer and President, has been the entrepreneurial driver of Bluebook's strategic initiatives for the past 15 years. His responsibilities included guiding the progress of projects through various milestones to ensure conformity; negotiating contractual agreements; supporting the sales operation by assisting in the pre-sale process; coordinating and preparing proposals and performing ancillary administrative functions. He has held various positions with Bluebook including management of marketing, staffing, day-to-day operations and product development.

     Daniel T. Josipovich, Chief Operating Officer, designed, directed and managed development of Bluebook's most innovative products for the past 21 years. He is also directly involved in marketing. Like his brother Mark, Dan has held various positions with Bluebook including management of marketing, staffing, day-to-day operations and product development.

     Clinton L. Hubbard, Director, has been engaged in the practice of law since 1978 as a trial attorney specializing in business disputes involving corporate, partnership and other business entities, as well as all aspects of real estate
litigation.   Mr. Hubbard also served in the U.S. military from 1970 through
1990 as an Infantry Officer, Judge Advocate, and Reserve Officer where he obtained the rank of Lieutenant Colonel.

     Paul D. Sheriff, Director, has over 17 years' experience programming business applications. In 1991, Mr. Sheriff founded PDSA, Inc., a computer consulting company specializing in high quality custom software. PDSA, Inc. is a Microsoft Certified Partner.

     David M. Campatelli, Director, is currently a Spanish and English Instructor at Long Beach Unified School District, Long Beach, California. Mr. Campatelli also currently serves as a Teacher and Consultant with the California Reading and Literature Project in San Diego, California, and lectures, teaches and trains for primary language institutes throughout the State of California.

     We have not received a copy of a Form 3 and to the best of our knowledge a Form 3 has not been filed with the SEC for Leonard Viejo, Clinton Hubbard, Paul Sheriff, and David Campatelli, since each became an officer or director. We have requested that each such person file a Form 3 in accordance with Section 16(a) of the Exchange Act. Mark Josipovich, Daniel T. Josipovich, Daniel and Dorothy
E. Josipovich have not filed a Form 5 to reflect changes in beneficial ownership as a result of the retirement of an aggregate 10 million shares of common stock.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth compensation information for our Chief Executive Officer and other executive officers as of the end of fiscal year 2002.

                             SUMMARY COMPENSATION TABLE
                                ANNUAL COMPENSATION

Name and principal positions   Fiscal Year    Salary     Other Annual Compensation
                               -----------  ----------  ---------------------------

Mark A. Josipovich                    2002  $ 180,000   $                 19,721(1)
President and Chief Executive         2001  $62,100(3)                           -
  Officer                             2000          -                            -

Daniel T. Josipovich                  2002  $ 180,000   $                 25,223(2)
  Chief Operating Officer             2001  $60,000(3)                           -
                                      2000          -                            -

Notes
-----
(1) Includes reimbursement of $7,746 for automobile expenses and $9,880.32 for health insurance.
(2) Includes reimbursement of $15,393.08 for automobile expenses and $8,593.32 for health insurance.
(3)  Reflects partial year of employment.

EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

     In September 2001, Bluebook International entered into employment agreements with Mark A. Josipovich and Daniel T. Josipovich for a term of two years with an automatic extension of successive one-year periods. Effective October 1, 2001 we assumed these agreements and expanded the services to include each person's executive position with us. Under these agreements, Mark A. Josipovich is employed as the Chief Executive Officer, President, and Secretary, and Daniel T. Josipovich is employed as the Chief Operating Officer, each with an annual salary of $180,000, plus health insurance benefits, term life insurance benefits and the right to participate in any future employee stock option, retirement, profit sharing or other benefit plans offered in the future to similarly situated employees. The employment agreements also contain indemnification and confidentiality provisions. The agreements also provide that we should reimburse the employee for all reasonable and necessary expenses incurred on our behalf. In the event of termination without cause by Mark A. Josipovich or Daniel T. Josipovich or termination with cause by us, the Mark A. Josipovich and Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination. In the event of termination with cause by Mark A. Josipovich or Daniel T. Josipovich or termination without cause by us, Mark A. Josipovich or Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination and total amount of annual salary from the date of termination until the end of the term of the employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following tables set forth information regarding the beneficial ownership of our Common Stock and Preferred Stock as of April 2, 2003 as to (i) each of the executive officers named in the Summary Compensation Table, (ii) each director and nominee for director, (iii) each person who is known by us to own beneficially more than five percent of our outstanding Common Stock or Preferred Stock and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each listed stockholder is c/o The Bluebook International Holding Company, 21098 Bake Parkway, Suite 100, Lake Forest, California 92630-2163. As of April 2, 2003, there were 28,733,411 shares of common stock outstanding. There were also 2,050 and 5,316,704 shares of Series B and Series C Preferred Stock outstanding, respectively.

                                   COMMON STOCK

                                              NUMBER OF SHARES OF    PERCENTAGE
NAME OF BENEFICIAL OWNER                          COMMON STOCK       OWNERSHIP OF
                                              BENEFICIALLY OWNED(1)  COMMON STOCK
--------------------------------------------  ---------------------  -------------



NAMED EXECUTIVE OFFICERS AND DIRECTORS
Mark A. Josipovich                                        5,675,000         19.75%
Daniel T. Josipovich                                      5,675,000         19.75%
Clinton L. Hubbard                                                0          0.00%
Paul D. Sheriff                                                   0          0.00%
David M. Campatelli                                               0          0.00%
FIVE PERCENT STOCKHOLDERS OF COMMON
STOCK                                                    14,858,772         46.08%
Daniel E. and Dorothy Josipovich, jointly(2)
Cotelligent, Inc. (3)                                     5,316,704         15.61%
Johanna Ventures, Ltd. (4)                                3,684,211         11.36%

ALL EXECUTIVE OFFICERS AND DIRECTORS AS A
GROUP
  (5 persons)                                            11,350,000         39.50%

Notes
-----
(1) Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them.
(2) Includes 11,350,000 shares of common stock and 1,000 shares of Series B Preferred Stock convertible into 3,508,772 shares of common stock as of April 2, 2003.
(3) Includes 5,316,704 shares of Series C Preferred Stock convertible into 5,316,704 shares of common stock as of April 2, 2003. The address for Cotelligent is 100 Theory, Suite 200, Irvine, California 92612.
(4) Includes 1,050 shares of Series B Preferred Stock convertible into 3,684,211 shares of common stock as of April 2, 2003. The address for Johanna Ventures Ltd. is Le Quesne Chambers, 9 Burrard Street, St. Helier, Jersey JE2 4WS.

                                             PREFERRED STOCK

                                                  NUMBER OF SHARES OF PREFERRED      PERCENTAGE OWNERSHIP OF
NAME OF BENEFICIAL OWNER                              STOCK BENEFICIARY OWNED            PREFERRED STOCK
                                                     SERIES B        SERIES C        SERIES B         SERIES C
                                                  --------------  --------------  ---------------  ---------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS
Mark A. Josipovich                                             0               0            0.00             0.00%
Daniel T. Josipovich                                           0               0            0.00             0.00%
Clinton L. Hubbard                                             0               0            0.00             0.00%
Paul D. Sheriff                                                0               0            0.00             0.00%
David M. Campatelli                                            0               0            0.00             0.00%

FIVE PERCENT STOCKHOLDERS OF PREFERRED
STOCK
Daniel E. and Dorothy Josipovich, jointly                  1,000               0           48.78%            0.00%
Johanna Ventures, Ltd.                                     1,050               0           51.22%            0.00%
Cotelligent, Inc.                                              0       5,316,704            0.00%             100%

ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
  (5 persons)                                                  0               0            0.00%            0.00%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective as of January 1, 2002, Bluebook International entered into a consulting agreement with Daniel E. Josipovich, father of our executive officers Mark A. Josipovich and Daniel T. Josipovich. Aggregate fees paid or payable to Daniel E. Josipovich for consulting services rendered and related expenses during the year ended December 31, 2002 was $189,708. We believe that the services rendered to us by Daniel E. Josipovich, were on terms no more favorable than those with unrelated parties.

     In connection with Bluebook International's merger with Gama effective as of October 1, 2001, Daniel E. Josipovich and Dorothy E. Josipovich, parents of Mark and Daniel T. Josipovich, assigned to Gama a $1,000,000 promissory note due from Bluebook International. Daniel E. and Dorothy Josipovich received this promissory note from Bluebook International as partial consideration for the sale of all of their business assets, primarily The Bluebook and B.E.S.T. software, to Bluebook International in September 2001.

     Paul D. Sheriff, one of our directors, serves as President of PDSA, Inc., one of our consultants. Aggregate fees billed to us by PDSA for consulting services rendered during the years ended December 31, 2002 and December 31, 2001 were $158,770 and $75,000, respectively. We believe that the services rendered to us by PDSA were on terms no more favorable than those with unrelated parties.

     In August 2002 we entered into a Stock Purchase Agreement with Cotelligent in which we agreed to sell Cotelligent approximately 5.3 million shares of our Series C Convertible Preferred Stock for $5.1 million in two tranches. The first tranche closed in August 2002 in which Cotelligent purchased approximately
3.055 million shares of Series C Convertible Preferred Stock with a combination of cash and extinguishment of $2.1 million of outstanding accounts payable.
The second tranche closed in December 2002 for the purchase of the remaining shares of Series C stock in cash and services. In connection with this financing, we also entered into the Consulting Agreement with Cotelligent under which Cotelligent was to complete development of B.E.S.T.Net and B.E.S.T.Central, which has recently been terminated. (See "Recent Events.") Prior to termination of the Consulting Agreement, we paid Cotelligent $2,413,375 for its services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.    Description

3.1 Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2002.

4.1(a)(1)      Certificate of Designation for Series B Convertible
               Preferred Stock filed with the Delaware Secretary of State on November 14, 2001.

4.1(b)         Amendment to Certificate of Designation for Series C
               Convertible Preferred Stock filed with the Delaware Secretary of State on December 18, 2002.

10.1(2) Agreement and Plan of Merger, dated as of September 24, 2001, by and among the Company, Bluebook International, Bluebook Acquisitions Corp., Bluebook's Shareholders and Andrew Hromyk, incorporated by reference to the Information Statement filed with the Securities and Exchange Commission of October 12, 2001.

10.2*(1)       Employment Agreement by and between The Bluebook
               International, Inc. and Mark A. Josipovich, dated September 27, 2001.

10.3*(1)       Employment Agreement by and between The Bluebook
               International, Inc. and Daniel T. Josipovich, dated September 27, 2001.

21.1           Subsidiaries of the Registrant.
                  The Bluebook International, Inc., a corporation formed under the laws of the State of Delaware, is the only subsidiary of The Bluebook International Holding Company. It is doing business as "Bluebook International" and "The Bluebook."

99.1           Audited Annual Financial Statements for the year ended December
               31, 2002.

99.2 Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
* Indicates management contract required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

(1) Incorporated by reference from Bluebook's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2001.

(2) Incorporated by reference from Bluebook's Information Statement filed on October 12, 2001.

     We filed one report on Form 8-K, as amended, during the last quarter of the fiscal year ending December 31, 2002, in which we reported a change in our independent auditors.

ITEM 14.  CONTROLS AND PROCEDURES

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to filing date of this Report, we have not conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. This evaluation will be conducted before the issuance of our first quarter 10QSB.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on it's behalf by the undersigned, hereunto duly authorized.


THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY




Date:  April  15,  2003             By:   /s/  Mark  A.  Josipovich
                                       ---------------------------------------
                                    Mark A. Josipovich, Chief Executive Officer,
                                    President and Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities listed below on April 15, 2003.

Name                         Title

/s/ Mark A. Josipovich       Chief Executive Officer, President, Principal
------------------------     Accounting Officer and Chairman of the Board
Mark A. Josipovich

/s/ Daniel T. Josipovich     Chief Operating Officer and Director
------------------------
Daniel T. Josipovich


/s/ Clinton L. Hubbard       Director
------------------------
Clinton L. Hubbard


/s/ David M. Campatelli      Director
------------------------
David M. Campatelli


/s/ Paul D. Sheriff          Director
------------------------
Paul D. Sheriff