Form 10KSB/A
period 2002-12-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-04-25
CIK 1126577

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

     Check  whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

     Registrant's revenues for its most recent fiscal year were approximately $859,205.

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

     This amendment to the Annual Report on Form 10-KSB of The Bluebook International Holding Company for the fiscal year ended December 31, 2002 is being filed solely for the purpose of amending Item 14 and adding certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

     Within the 90 days prior to the filing date of this Form 10-KSB, as amended, our principal executive officer and principal financial officer has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    THE BLUEBOOK INTERNATIONAL HOLDING COMPANY



Date:  April 25, 2003               By:  /s/  Mark  A.  Josipovich
                                       ------------------------------------
                                    Mark A. Josipovich, Chief Executive Officer,
                                    President and Principal Accounting Officer

     In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities listed below on April 25, 2003.

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


/s/ Daniel T. Josipovich         Chief Operating Officer and Director
------------------------
Daniel T. Josipovich


/s/ Clinton L. Hubbard           Director
------------------------
Clinton L. Hubbard


/s/ David M. Campatelli          Director
------------------------
David M. Campatelli


                                 Director
------------------------
Paul D. Sheriff

                                  CERTIFICATION

     I, Mark A. Josipovich, Chief Executive Officer, President and Principal Accounting Officer of The Bluebook International Holding Company, certify that:

     1. I have reviewed this annual report on Form 10-KSB, as amended, of The Bluebook International Holding Company;

     2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, as amended (the "Evaluation Date"); and

     c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 25, 2003                     By:  /s/  Mark  A.  Josipovich
                                               -------------------------------
                                          Mark  A.  Josipovich
                                          Chief Executive Officer, President and
                                          Principal Accounting Officer