Form 10QSB/A
period 2001-09-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-05-14
CIK 1126577

-----------------------------
                   UNITED STATES                   |        OMB APPROVAL       |
         SECURITIES AND EXCHANGE COMMISSION        -----------------------------
               WASHINGTON, D.C. 20549              |   OMB Number: 3235-0416   |
                                                   |   Expires: April 30,2003  |
                                                   |  Estimated average burden |
                   FORM 10-QSB/A                   | hours per response: 32.00 |
                                                   -----------------------------


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2001
                                                ------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from ___________ to ___________.


                         Commission file number 1-16187

                   The Bluebook International Holding Company
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                     98-0215787
             --------                                     ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)


        21098 Bake Parkway, Suite 100, Lake Forest, California 92630-2163
                    (Address of principal executive offices)

                   949-470-9534   (Issuer's telephone number)
                   ------------

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

                                Explanatory Note


This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2001 is being filed for the purpose of amending and restating Items 1 and 2 of Part I of our Quarterly Report on Form 10-QSB to reflect the restatement of our condensed consolidated balance sheet as of September 30, 2001 and our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. All information in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A is as of September 30, 2001 and does not reflect any subsequent information or events other than this restatement. For subsequent information and events, reference should be made to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as amended, and other reports filed under the Securities
Exchange Act of 1934 subsequent to the period covered by this Quarterly Report on Form 10-QSB/A.

                                   FORM 10-QSB/A

                                      INDEX

                                                                            Page

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . .1
Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . .2
Condensed Consolidated Statement of Cash Flows for the nine months ended
 September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . .3
Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .5
Item 2 Management's Discussion and Analysis or Plan of Operation . . . . . . .7

Part II OTHER INFORMATION
Item 6
Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .9
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

This Amendment No. 1 to Quarterly Report on Form 10-QSB/A restates our condensed consolidated balance sheet as of September 30, 2001 and our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000, all as more fully described in Note 3 to the Company's condensed consolidated financial statements.


THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001 (UNAUDITED)



                                                                  September 30,
                                                                      2001
                                                                   (Unaudited)
                                                                 ---------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalent                                       $        6,986
  Prepaid expenses and other                                             23,310
                                                                 ---------------

  Total current assets                                                   30,296
                                                                 ---------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                  57,741
                                                                 ---------------

OTHER ASSETS
  Program development costs, net of accumulated amortization            120,862
  Intangibles, net of accumulated amortization                            4,625
                                                                 ---------------

                                                                        125,487
                                                                 ---------------

  TOTAL ASSETS                                                   $      213,524
                                                                 ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $      375,714
  Due to related party                                                        -
                                                                 ---------------

  Total current liabilities                                             375,714
                                                                 ---------------

DEFERRED REVENUE                                                        347,305
                                                                 ---------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICT
  Common stock, $.0001 par value; 50,000,000 shares authorized;
    32,700,000 shares issued and outstanding                              3,270
  Additional paid in capital                                           (310,958)
  Accumulated deficit                                                  (201,807)
                                                                 ---------------

                                                                       (509,495)
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $      213,524
                                                                 ===============

See accompanying Notes to Condensed Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)


                                                      Three months ended           Nine months ended
                                                         September 30,               September 30,
                                                       2001          2000          2001          2000
                                                   ------------  ------------  ------------  ------------

SALES, net                                         $   178,424   $   148,882   $   535,273       446,645
                                                   ------------  ------------  ------------  ------------

OPERATING EXPENSES
  Selling, general and administrative                  171,871       110,356       515,614       331,069
  Depreciation and amortization                         20,789        19,984        62,367        59,951
  Proprietor's draw in lieu of salary                   36,456        31,525       109,369        94,576
                                                   ------------  ------------  ------------  ------------

                                                       229,116       161,865       687,350       485,596
                                                   ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                                   (50,692)      (12,983)     (152,077)      (38,951)

OTHER INCOME                                                 -         1,039             -         3,116
                                                   ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAX                                 (50,692)      (11,944)     (152,077)      (35,835)

INCOME TAX EXPENSE                                           -             -           800         1,150
                                                   ------------  ------------  ------------  ------------

NET LOSS                                           $   (50,692)  $   (11,944)  $  (152,877)  $   (36,985)
                                                   ============  ============  ============  ============


Weighted average number common shares outstanding   32,700,000    32,700,000    32,700,000    32,700,000
                                                   ============  ============  ============  ============

Loss per common share                              $    (0.002)  $    (0.000)  $    (0.005)  $    (0.001)
                                                   ============  ============  ============  ============


See accompanying Notes to Condensed Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
PERIOD ENDED SEPTEMBER 30, 2001

                                                              COMMON STOCK
                                                         ---------------------     ADDITIONAL     ACCUMULATED
                                                            SHARES     AMOUNT    PAID IN CAPITAL    DEFICIT      TOTAL
                                                         ------------  -------  -----------------  ----------  ----------
Balance, January 1, 2000, as restated (Note 3)           32700000 (a)  $ 3,270  $       (419,879)  $       -   $(416,609)
Prior period adjustment (Note 4)                                                          28,921                  28,921
                                                         ------------  -------  -----------------  ----------  ----------
Balance, January 1, 2000, as restated                      32,700,000    3,270          (390,958)               (387,688)
Net loss, year ended December 31, 2000, as restated                                                  (48,930)    (48,930)
Capital contribution                                                                      80,000                  80,000
                                                         ------------  -------  -----------------  ----------  ----------
Balance, December 31, 2000, as restated                    32,700,000    3,270      (310,958) (b)    (48,930)   (356,618)
Net loss, period ended September 30, 2001, as restated                                              (152,877)   (152,877)
                                                         ------------  -------  -----------------  ----------  ----------
Balance, September 30, 2001, as restated                   32,700,000  $ 3,270  $       (310,958)  $(201,807)  $(509,495)
                                                         ============  =======  =================  ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)


                                                            2001       2000
                                                         ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(152,877)  $(36,985)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization                         62,367     59,951
      Changes in operating assets and liabilities
        Prepaid expenses and other                         (23,310)         -
        Accounts payable and accrued expenses               68,141        183
        Deferred revenue                                   (73,309)   (27,539)
                                                         ----------  ---------

     NET CASH USED IN OPERATING ACTIVITIES                (118,988)    (4,390)
                                                         ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (2,399)   (39,985)
  Program development costs                                 (9,835)   (30,785)
  Purchase of intangible assets                             (5,142)         -
                                                         ----------  ---------

      NET CASH USED IN INVESTING ACTIVITIES                (17,376)   (70,770)
                                                         ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loan from stockholder                        (20,000)         -
  Capital contribution                                           -     80,000
  Proceeds from loan from stockholder                            -     20,000
                                                         ----------  ---------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  (20,000)   100,000
                                                         ----------  ---------

NET CHANGE IN CASH                                        (156,364)    24,840

Cash and cash equivalents, beginning of year (period)      163,350    119,369
                                                         ----------  ---------

Cash and cash equivalents, end of year (period)          $   6,986   $144,209
                                                         ==========  =========

See accompanying Notes to Condensed Consolidated Financial Statements

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BASIS OF PRESENTATION

     The interim financial statements presented have been prepared by The Bluebook International Holding Company (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2001 and 2000,
     (b) the financial position at September 30, 2001, and (c) the cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

     For accounting purposes, the transaction has been treated as a purchase acquisition of Gama by Bluebook International and as a recapitalization of Bluebook International. The historical financial statements prior to the acquisition are those of sole proprietorship become those of Bluebook International even though they are labeled as those of Gama. In the recapitalization, historical stockholders' equity (deficit) of Bluebook International prior to the merger is retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Accumulated deficit of Gama is reversed to paid-in capital. Operations prior to the merger are those of Bluebook International. Basic earnings (loss) per share prior to the merger are restated to reflect the number of equivalent shares issued to Bluebook International stockholders. This transaction has been included in these financial statements as if the transaction was effective as of January 1, 2000.

3.   RESTATEMENT

     The Company has restated its condensed consolidated balance sheet as of September 30, 2001 and its consolidated statements of operations, stockholders' deficit and cash flows for the period ended September 30, 2001 and 2000 to reflect the business combination between Bluebook International and Sole Proprietorship as a merger of business entities under common control as opposed to the purchase method of accounting, as previously reported. Accordingly the consolidated statements of operations include that of Sole Proprietorship from January 1, 2000 and no recognition of goodwill on the consolidated balance sheet. In addition, the Company understated deferred revenue, which resulted in an overstatement of revenue of $102,579. The Company also overstated program development cost, which resulted in an understatement of depreciation and amortization expense of $6,474 and $18,352 for the three and nine months ended September 30, 2001, respectively. The following tables present the impact of these restatements:

                                                             As previously    As restated
                                                               reported
                                                            ---------------  -------------
Balance sheet
   September 30, 2001
      Cash and cash equivalent                              $      134,199   $      6,986
      Prepaid expenses and other                                    23,310         23,310
      Property and equipment, net                                   57,741         57,741
      Program development cost, net                                160,291        120,862
      Intangibles, net                                           1,340,403          4,625
      Accounts payable and accrued expenses                       (375,714)      (375,714)
      Due to related parties                                    (1,020,000)             -
      Deferred revenue                                            (244,726)      (347,305)
      Common stock                                                  (1,291)        (3,270)
      Additional paid-in capital                                    55,919        310,958
      Accumulated deficit                                         (130,132)       201,807
                                                            ---------------  -------------
                                                            $            -   $          -
                                                            ===============  =============

Statement of operations
   Three months ended September 30, 2001
      Sales, net                                            $      185,922   $    178,424
      Selling, general and administrative                         (271,512)      (171,871)
      Depreciation and amortization                                (14,315)       (20,789)
      Proprietor's draw in lieu of salary                                -        (36,456)
      Other income                                                   3,902              -
      Income tax benefit (expense)                                  38,000              -
      Net loss                                              $      (58,003)  $    (50,692)
      Basic loss per share                                  $         .004   $       .002

   Three months ended September 30, 2000
      Sales, net                                            $      141,275   $    148,882
      Selling, general and administrative                         (108,551)      (110,356)
      Depreciation and amortization                                (14,835)       (19,984)
      Proprietor's draw in lieu of salary                                -        (31,525)
      Other income                                                     846          1,039
      Income tax expense                                            (7,500)             -
      Net income (loss)                                     $       11,235   $    (11,944)
      Basic earnings (loss) per share                       $         .001   $      (.001)

   Nine months ended September 30, 2001
      Sales, net                                            $      617,850   $    535,273
      Selling, general and administrative                         (515,614)      (515,614)
      Depreciation and amortization                                (44,015)       (62,367)
      Proprietor's draw in lieu of salary                                -       (109,369)
      Other income                                                   7,784              -
      Income tax expense                                           (26,290)          (800)
      Net income (loss)                                     $       39,715   $   (152,877)
      Basic earnings (loss) per share                       $         .003   $      (.003)

   Nine months ended September 30, 2000
      Sales, net                                            $      503,175   $    446,645
      Selling, general and administrative                         (332,875)      (331,069)
      Depreciation and amortization                                (40,777)       (59,951)
      Proprietor's draw in lieu of salary                                -        (94,576)
      Other income                                                     974          3,116
      Income tax expense                                           (52,000)        (1,150)
      Net income (loss)                                     $       78,497   $    (36,985)
      Basic earnings (loss) per share                       $         .006   $      (.001)

Statement of cash flows
   Nine months ended September 30, 2001
      Net cash used in operating activities                 $      (67,727)  $   (118,988)
      Net cash used in investing activities                         (9,506)       (17,376)
      Net cash provided by (used in) financing activities           26,000        (20,000)

   Nine months ended September 30, 2000
      Net cash provided by (used in) operating activities   $       60,054   $     (4,390)
      Net cash used in investing activities                        (73,897)       (70,770)
      Net cash provided by (used in) financing activities           38,683        100,000


4.   PRIOR PERIOD ADJUSTMENT

     The prior period adjustment is to reflect an overstatement of deferred revenue of $28,921 as of January 1, 2000.


5.   RECENT FINANCIAL ACCOUNTING STANDARDS ("FAS") PRONOUNCEMENTS.

     During the year 2001 Financial Accounting Standard Board issued FASB Statement No. 141, effective for business Combinations after July 1, 2001, Business Combinations; FASB Statement No. 142, effective for years beginning after December 15, 2000, Goodwill and Other Intangible Assets and FASB Statement No. 143, effective for years beginning after June 15, 2002, Accounting for Asset Retirement Obligations. The Company believes the adoption of these statements will have no material impact on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During the quarter ended September 30, 2001, the Company did not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations had not been a source of liquidity. The Company needed to obtain additional capital in order to continue operations. In order to obtain capital, the Company needed to sell additional shares of its common stock or borrow funds from private lenders. The Company believed it was in the best interest of the Company's shareholders to discontinue its current business and attempt to acquire a new business which may provide more value to the Company's shareholders.

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

Although the Company's acquisition of Bluebook International occurred on October 1, 2001, such acquisition was more likely than not to occur as of September 30, 2001. Consequently, for accounting purpose, the transaction has been treated by the accountant as occurring during the period ended September 30, 2001. The financial statements included in this report reflect what the Company's financial statements would have been had the acquisition occurred as of January 1, 2000. Furthermore, for accounting purposes, the transaction has been treated as an acquisition of the Company by Bluebook International and as a recapitalization of Bluebook International. The financial statements reflect the additional stock issued as a result of the stock split on November 6, 2001.

During the quarter ended September 30, 2001, the Company had a net operating loss of $50,692. As of September 30, 2001 the Company had a Stockholders' Deficit of $509,495. The new management expects that the Company will need additional capital over the next twelve (12) months before the Company's operating revenues equal expenses. Management expects to obtain this additional capital through traditional financing, convertible debt or the sale of additional preferred equity stock.

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

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a)

(a) Exhibits:


2 Agreement and Plan of Merger, dated September 24, 2001, included as an Exhibit to Gama Computer Corporation's Form 14f-1 filed on October 11, 2001.
3.i.     Articles of Incorporation of the Registrant*
3.ii     By-laws of the Registrant*
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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


                                      THE BLUEBOOK INTERNATIONAL HOLDING COMPANY



Date:  May 14, 2003                      By:  /s/  Mark A. Josipovich
                                         ---------------------------------------
                                         Mark A. Josipovich, President

        CERTIFICATION PURSUANT TO 18 U.S.C.SEC. 1350, AS ADOPTED PURSUANT
                 TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Mark A. Josipovich, President, Chief Executive Officer and Principal Accounting Officer of the Bluebook International Holding Company, certify that:

1. I have read this Amendment No. 1 to Form 10-QSB/A of The Bluebook International Holding Company.

2. Based on my knowledge, this Amendment No. 1 to Form 10-QSB/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to Form 10-QSB/A; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to Form 10-QSB/A, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to Form 10-QSB/A.




Date: May 14, 2003                 By: /s/ Mark A. Josipovich
                                   -------------------------------
                                   Mark A. Josipovich
                                   President, Chief Executive Officer and
                                   Principal Accounting Officer