Form 10QSB/A
period 2002-03-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-05-14
CIK 1126577

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO.1


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

                                 QUARTERLY REPORT ON FORM 10-QSB/A

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

                   Condensed Consolidated Statements of Operations
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

                                Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2002 is being filed for the purpose of amending and restating Items 1 and 2 of Part I of our Quarterly Report on Form 10-QSB to reflect the restatement of our condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001 and our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001. All information in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A is as of March 31, 2002 and does not reflect any subsequent information or events other than this restatement. For subsequent information and events, reference should be made to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as amennded, and other reports filed under the Securities
Exchange Act of 1934 subsequent to the period covered by this Quarterly Report on Form 10QSB/A.

                          PART I: FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results," included in this report and in our annual report on Form 10-KSB filed on April 16, 2002, Form 10-KSB/A-1 filed on April 23, 2002 and Form 10-KSB/A-2 filed on April 15, 2003. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB/A. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS


THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001


                                                                             March 31,
                                                                               2002       December 31,
                                                                            (Unaudited)       2001
                                                                            -----------  --------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalent                                                 $   83,810   $     236,822
    Prepaid expenses and other                                                    8,100           3,225
                                                                             -----------  --------------

    TOTAL CURRENT ASSETS                                                         91,910         240,047
                                                                             -----------  --------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                          96,777          93,803
                                                                             -----------  --------------

OTHER ASSETS
  Program development costs, net of accumulated amortization                    290,313         177,840
  Intangible assets, net of accumulated amortization                             38,487          35,044
  Other assets                                                                    5,017           4,162
                                                                             -----------  --------------

                                                                                333,817         217,046
                                                                             -----------  --------------

    TOTAL ASSETS                                                             $  522,504   $     550,896
                                                                             ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                    $  212,067   $     199,056
    Deferred revenue                                                            311,052         339,443
                                                                             -----------  --------------

    TOTAL CURRENT LIABILITIES                                                   523,119         538,499
                                                                             -----------  --------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
       authorized, 2,050 shares issued and outstanding.                               -               -
    Common Stock, $.0001 par value; 50,000,000 shares authorized;
       38,733,411 shares issued and outstanding                                   3,873           3,873
    Additional paid in capital                                                  595,737         595,737
    Accumulated deficit                                                        (600,225)       (587,213)
                                                                             -----------  --------------

                                                                                   (615)         12,397
                                                                             -----------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $  522,504   $     550,896
                                                                             ===========  ==============


See notes to the condensed consolidated financial statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                         2002         2001
                                                     ------------  -----------
SALES, net                                           $   288,504   $   178,424
                                                     ------------  ------------

OPERATING EXPENSES
    Selling, general and administrative expenses         270,092       171,871
    Depreciation and amortization expenses                30,624        20,789
    Proprietor's draw in lieu of salary                        -        36,456
                                                     ------------  ------------
                                                         300,716       229,116
                                                     ------------  ------------

LOSS FROM OPERATIONS                                     (12,212)      (50,692)

INCOME TAX EXPENSE                                           800           800
                                                     ------------  ------------

NET LOSS                                             $   (13,012)  $   (51,492)
                                                     ============  ============

Weighted average number of common stock outstanding   38,733,411    32,700,000
                                                     ============  ============

Basic earning per share                              $    (0.000)  $    (0.002)
                                                     ============  ============


See notes to the condensed consolidated financial statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

                                                                                2002       2001
                                                                             ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $ (13,012)  $(51,492)
  Adjustment to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                             30,624     20,789
      Changes in operating assets and liabilities
         Prepaid expenses and other                                             (4,875)         -
         Other assets                                                             (855)         -
         Accounts payable and accrued expenses                                  13,011    (17,071)
         Deferred revenue                                                      (28,391)    (1,679)
                                                                             ----------  ---------

  NET CASH USED IN OPERATING ACTIVITIES                                         (3,498)   (49,453)
                                                                             ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                            (9,781)    (2,399)
  Program development costs                                                   (134,213)         -
  Purchase of intangible assets                                                 (5,520)    (5,142)
                                                                             ----------  ---------

  NET CASH USED IN INVESTING ACTIVITIES                                       (149,514)    (7,541)
                                                                             ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loan from stockholder                                                  -    (20,000)
                                                                             ----------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENT                                      (153,012)   (76,994)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                  236,822    163,350
                                                                             ----------  ---------
CASH AND CASH EQUIVALENT, END OF PERIOD                                      $  83,810   $ 86,356
                                                                             ==========  =========


See notes to the condensed consolidated financial statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2002

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect the results of operations for The Bluebook International Holding Company(the "Company" or "we") and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Operating results for the three months period ended March 31, 2001 are those of the sole proprietorship. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB, Form 10-KSB/A-1 and Form 10-KSB/A-2 for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on April 16, 2002, April 23, 2002 and April 15, 2003 respectively. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

2.     RESTATEMENT

The Company has restated its consolidated balance sheets as of December 31, 2001 and its consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. The restated consolidated financial statements along with a description of the items causing the restatement, appear in the Company's Amendment No. 2 to Annual Report on Form 10-KSB/A-2 for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 15, 2003.

As a result of the restatement of the Company's consolidated financial statements described above, the Company has also restated the condensed consolidated balance sheet as of March 31, 2002 and the condensed consolidated statement of operations and cash flows for the three months ended March 31, 2002 and 2001. In addition, in the three months ended March 31, 2002 the Company understated deferred revenue, which resulted in an overstatement of revenue of $1,890. The Company also overstated program development cost, which resulted in an understatement of depreciation and amortization expense of $7,425 and $5,343 for the three months ended March 31, 2002 and 2001, respectively. The following tables present the impact of these restatements:

                                              As previously    As restated
                                                reported
                                             ---------------  -------------
Balance sheet
   March 31, 2002
      Cash and cash equivalent               $       83,810   $     83,810
      Prepaid expenses and other                      8,100          8,100
      Property and equipment, net                    96,777         96,777
      Program development cost, net                 333,507        290,313
      Intangibles, net                               38,487         38,487
      Other assets                                    5,017          5,017
      Accounts payable and accrued expenses        (212,067)      (212,067)
      Deferred revenue                             (183,269)      (311,052)
      Common stock                                   (3,873)        (3,873)
      Additional paid-in capital                   (500,715)      (595,737)
      Accumulated deficit                           334,226        600,225
                                             ---------------  -------------
                                             $            -   $          -
                                             ===============  =============

                                                            As previously    As restated
                                                               reported
                                                            ---------------  -------------
Statement of operations
   Three months ended March 31, 2002
      Sales, net                                            $      290,394   $    288,504
      Selling, general and administrative                         (270,890)      (270,092)
      Depreciation and amortization                                (23,199)       (30,624)
      Income tax expense                                                 -           (800)
                                                            ---------------  -------------
      Net loss                                              $       (3,695)  $    (13,012)
                                                            ---------------  -------------
      Basic loss per share                                  $         .000   $       .000
                                                            ===============  =============

   Three months ended March 31, 2001
      Sales, net                                            $      203,706   $    178,424
      Selling, general and administrative                         (164,837)      (171,871)
      Depreciation and amortization                                (15,446)       (20,789)
      Proprietor's draw in lieu of salary                                -        (36,456)
      Other income
      Income tax expense                                                             (800)
                                                            ---------------  -------------
      Net income (loss)                                     $       23,423   $    (51,492)
                                                            ---------------  -------------
      Basic earnings (loss) per share                       $         .001   $      (.002)
                                                            ===============  =============


Statement of cash flows
   Three months ended March 31, 2002
      Net cash used in operating activities                 $       (3,497)  $     (3,498)
      Net cash used in investing activities                       (149,515)      (149,514)
      Net cash provided by (used in) financing activities                -              -

   Three months ended March 31, 2001
      Net cash provided by (used in) operating activities   $        4,811   $    (49,453)
      Net cash used in investing activities                         (1,552)        (7,541)
      Net cash provided by (used in) financing activities                -        (20,000)

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

RESTATEMENT

The Company has restated the condensed consolidated financial statements as of March 31, 2002 and December 31, 2001 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001 included in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A. For additional information regarding the restatement, please refer to Note 2 to the condensed consolidated financial statements included in Item 1.

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

     Net Sales. For the three months ended March 31, 2002, we had revenues of $288,504 compared to revenues of $178,424 for the three months ended March 31, 2001, an increase of $110,080 or approximately 62%. The increase in sales was primarily due to changes in our marketing strategies and the improvement of B.E.S.T.6(TM). In 2002, we sent more mailers to potential buyers, and we upgraded our B.E.S.T.6(TM) software which includes a built-in digital tutorial on a CD-ROM. We expect to continue the increase in Net Sales as the result of the release of B.E.S.T.Net(TM) followed by a new sales plan for advertising in The Bluebook(TM).

     Selling, General and Administrative Expenses. Total costs and expenses increased to $270,092 for the three months ended March 31, 2002, up from $171,871 for the three months ended March 31, 2001, an increase of $98,221 or approximately 57%. We expected an increase in total costs and expenses as the result of several components, including an increase in software costs, consultant fees, legal and accounting fees and other professional expenses associated with the acquisition of Bluebook International and the more extensive reporting requirements we had to meet with the SEC. Nonetheless, the increase in costs and expenses was less than our expectations as the result of successful efforts to keep our costs below our budgeted expenses.

     Depreciation and Amortization. The depreciation and amortization for the three months ended March 31, 2002 was $30,624 compared to $20,789 for the three months ended March 31, 2001, an increase of $9,835 or approximately 47%. The increase was primarily due to additional assets that were acquired in 2002, including office equipment and new furniture and fixtures for our new office. We expect our depreciation and amortization to increase over the next quarters, as the result of amortization of B.E.S.T.Net(TM).

     Net Loss. For the three months ended March 31, 2002, we had a net loss of $13,012, compared with a net loss of $51,492 or $.002 per share for the three months ended March 31, 2001. The net loss for the three months ended March 31, 2002 is primarily attributable to increased depreciation and amortization. Although we anticipated a net loss during this period, the loss was less than we had expected as the result of our successful implementation of new distribution methods that allow the user to view, utilize, and pay for some of our products over the Internet. We expect to reach a positive net income during the third or fourth quarter of 2002, as the result of the release of B.E.S.T.Net(TM), enhancements to B.E.S.T.6(TM) and the release of a new version of B.E.S.T. (TM)

     (d)  Liquidity  and  Capital  Resources

     We have experienced operating losses in recent years. For the period ended March 31, 2002 we had cash and cash equivalents of $83,810 and an accumulated deficit of $600,225. We will continue to require expenditures in software development and marketing that exceed our current capital. These working capital requirements will increase as the expansion pace increases. We expect to obtain this additional capital through traditional financing, convertible debt or the sale of additional preferred equity stock.


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


                           PART II: OTHER INFORMATION

Item 6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports  on  Form  8-K

          None



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




Date: May 14, 2003                 By: /s/ Mark A. Josipovich
                                   --------------------------------------
                                   Mark A. Josipovich
                                   President, Chief Executive Officer and
                                   Principal Accounting Officer