Form 10QSB/A
period 2002-06-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-05-14
CIK 1126577

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                AMENDMENT NO. 1


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

                                Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2002 is being filed for the purpose of amending and restating Items 1 and 2 of Part I of our Quarterly Report on Form 10-QSB to reflect the restatement of our condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001 and our condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 and the statement of cash flows for the six months ended June 30, 2002 and 2001. All information in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A is as of June 30, 2002 and does not reflect any subsequent information or events other than this restatement. For subsequent information and events, reference should be made to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as amended, and other reports filed under the Securities Exchange Act of 1934 subsequent to the period covered by this Quarterly Report on Form 10QSB/A.

                          PART I: FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results," included in this report and in our annual report on Form 10-KSB filed on April 16, 2002, Form 10-KSB/A filed on April 23, 2002 and Form 10-KSB/A-2 filed on
April 15, 2003 and our quarterly report as of March 31, 2002 on Form 10-QSB filed on May 20, 2002 and Form 10QSB/A filed on May 14, 2003. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB/A. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM  1.  FINANCIAL  STATEMENTS

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY & SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                              June 30,
                                                                                2002       December 31,
                                                                             (Unaudited)       2001
                                                                             -----------  --------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalent                                                   $  102,915   $     236,822
  Prepaid expenses and other                                                     11,245           3,225
                                                                             -----------  --------------

    Total current assets                                                        114,160         240,047
                                                                             -----------  --------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                          96,509          93,803
                                                                             -----------  --------------

OTHER ASSETS
  Program development cost, net of accumulated amortization                   1,437,502         177,840
  Intangible assets, net of accumulated amortization                             36,260          35,044
  Other assets                                                                    5,017           4,162
                                                                             -----------  --------------

                                                                              1,478,779         217,046
                                                                             -----------  --------------

    TOTAL ASSETS                                                             $1,689,448   $     550,896
                                                                             ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $1,394,196   $     199,056
  Due to other                                                                  200,000               -
  Deferred revenue                                                              257,986         339,443
                                                                             -----------  --------------

    Total current liabilities                                                 1,852,182         538,499
                                                                             -----------  --------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
    authorized, 2,050 shares issued and outstanding.                                  -               -
  Common Stock, $.0001 par value; 50,000,000 shares authorized;
    38,733,411 shares issued and outstanding                                      3,873           3,873
  Additional paid in capital                                                    595,737         595,737
  Accumulated deficit                                                          (762,344)       (587,213)
                                                                             -----------  --------------

                                                                               (162,734)         12,397
                                                                             -----------  --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $1,689,448   $     550,896
                                                                             ===========  ==============


See  accompanying notes to the condensed consolidated financial statements.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY & SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

                                                       Three months ended June 30,      Six months ended June 30,
                                                     ------------------------------  ------------------------------
                                                          2002            2001            2002            2001
                                                     --------------  --------------  --------------  --------------

SALES, net                                           $     257,913   $     178,425   $     546,417   $     356,849
                                                     --------------  --------------  --------------  --------------
OPERATING EXPENSES
  Selling, general and administrative                      388,536         171,872         658,628         343,743
  Depreciation and amortization                             31,494          20,789          62,118          41,578
  Proprietor's draw in lieu of salary                            -          36,457               -          72,913
                                                     --------------  --------------  --------------  --------------

                                                           420,030         229,118         720,746         458,234
                                                     --------------  --------------  --------------  --------------

LOSS FROM OPERATIONS                                      (162,117)        (50,693)       (174,329)       (101,385)

INCOME TAX EXPENSE                                               -               -             800             800
                                                     --------------  --------------  --------------  --------------

NET LOSS                                             $    (162,117)  $     (50,693)  $    (175,129)  $    (102,185)
                                                     ==============  ==============  ==============  ==============

Weighted average number of common stock outstanding     38,733,411      32,700,000      38,733,411      32,700,000
                                                     ==============  ==============  ==============  ==============

Basic loss per share                                 $      (0.004)  $      (0.002)  $      (0.005)  $      (0.003)
                                                     ==============  ==============  ==============  ==============


See  accompanying notes to the condensed consolidated financial statements.

THE  BLUEBOOK  INTERNATIONAL  HOLDING  COMPANY  &  SUBSIDIARY
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001
(UNAUDITED)

                                                            Six months ended June 30,
                                                            ------------------------
                                                                2002         2001
                                                            ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $  (175,129)  $(102,185)
  Adjustment to reconcile net loss to net cash provided by
    operating activities
      Depreciation and amortization                              62,118      41,578
  Changes in operating assets and liabilities
      Prepaid expenses and other                                 (8,020)          -
      Other assets                                                 (855)          -
      Accounts payable and accrued expenses                   1,195,138      97,100
      Due to other                                              200,000           -
      Deferred revenue                                          (81,457)    (30,449)
                                                            ------------  ----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,191,795       6,044
                                                            ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            (17,039)     (2,399)
  Program development cost                                   (1,303,144)     (7,433)
  Purchase of intangible assets                                  (5,519)     (5,142)
                                                            ------------  ----------

  NET CASH USED IN INVESTING ACTIVITIES                      (1,325,702)    (14,974)
                                                            ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loan from stockholder                                   -     (20,000)
                                                            ------------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENT                       (133,907)    (28,930)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                   236,822     163,350
                                                            ------------  ----------

CASH AND CASH EQUIVALENT, END OF PERIOD                     $   102,915   $ 134,420
                                                            ============  ==========



See accompanying notes to the condensed consolidated financial statements.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2002

1.   BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for The Bluebook International Holding Company (the "Company" or "we") and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB, Form 10-KSB/A-1, and Form 10-KSB/A-2 for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on April 16, 2002, April 23, 2002, and April 15, 2003, respectively. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

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

As a result of the restatement of the Company's consolidated financial statements described above, the Company has also restated the condensed consolidated balance sheet as of June 30, 2002 and the condensed consolidated statement of operations for the three and six months ended June 30, 2002 and 2001 and the statement of cash flows for the six month ended June 30, 2002 and 2001. The Company overstated program development cost, which resulted in an understatement of depreciation and amortization expense of $7,425 and $6,535 for the three months ended June 30, 2002 and 2001, respectively and $14,851 and $11,878 for the six months ended June 30, 2002 and 2001, respectively. The following tables present the impact of these restatements:

                                                             As previously    As restated
                                                               Reported
                                                            ---------------  -------------
Balance sheet
   June 30, 2002
      Cash and cash equivalent                              $      102,915   $    102,915
      Prepaid expenses and other                                    11,245         11,245
      Property and equipment, net                                   96,509         96,509
      Program development cost, net                              1,488,121      1,437,502
      Intangibles, net                                              36,260         36,260
      Other assets                                                   5,017          5,017
      Accounts payable and accrued expenses                     (1,394,196)    (1,394,196)
      Due to other                                                (200,000)      (200,000)
      Deferred revenue                                            (257,986)      (257,986)
      Common stock                                                  (3,873)        (3,873)
      Additional paid-in capital                                  (595,737)      (595,737)
      Accumulated deficit                                          711,725        762,344
                                                            ---------------  -------------
                                                            $            -   $          -
                                                            ===============  =============


                                                             As previously    As restated
                                                                reported
                                                            ---------------  -------------
Statement of operations
   Three months ended June 30, 2002
      Sales, net                                            $      256,023   $    257,913
      Selling, general and administrative                         (388,539)      (388,539)
      Depreciation and amortization                                (24,068)       (31,493)
      Income tax expense                                                 -              -
                                                            ---------------  -------------
      Net loss                                              $     (156,584)  $   (162,119)
                                                            ---------------  -------------
      Basic loss per share                                  $         .004   $       .004
                                                            ===============  =============

   Three months ended June 30, 2001
      Sales, net                                            $      174,088   $    178,425
      Selling, general and administrative                          (79,265)      (171,872)
      Depreciation and amortization                                (14,254)       (20,789)
      Proprietor's draw in lieu of salary                          (43,972)       (36,457)
      Other income                                                   3,882              -
      Income tax expense                                              (290)             -
                                                            ---------------  -------------
      Net income (loss)                                     $       40,189   $    (50,693)
                                                            ---------------  -------------
      Basic earnings (loss) per share                       $         .001   $      (.002)
                                                            ===============  =============

   Six months ended June 30, 2002
      Sales, net                                            $      546,417   $    546,417
      Selling, general and administrative                         (659,429)      (658,628)
      Depreciation and amortization                                (47,267)       (62,118)
      Income tax expense                                                 -           (800)
      Net loss                                              $     (160,279)  $   (175,129)
                                                            ---------------  -------------
      Basic loss per share                                  $         .004   $       .005
                                                            ===============  =============

   Six months ended June 30, 2001
      Sales, net                                            $      377,794   $    356,849
      Selling, general and administrative                         (244,102)      (343,743)
      Depreciation and amortization                                (29,700)       (41,578)
      Proprietor's draw in lieu of salary                           98,948        (72,913)
      Other income                                                   3,882              -
      Income tax expense                                                 -           (800)
                                                            ---------------  -------------
      Net income (loss)                                     $        8,636   $   (102,185)
                                                            ---------------  -------------
      Basic earnings (loss) per share                       $         .000   $      (.003)
                                                            ===============  =============

Statement of cash flows
   Six months ended June 30, 2002
      Net cash provided by (used in) operating activities   $    1,191,795   $  1,191,795
      Net cash used in investing activities                     (1,325,702)    (1,325,702)
      Net cash provided by (used in) financing activities                -              -


                                                             As previously    As restated
                                                                Reported
                                                            ---------------  -------------
  Six months ended June 30, 2001
      Net cash provided by (used in) operating activities   $      (19,424)  $      6,044
      Net cash used in investing activities                         (9,506)       (14,974)
      Net cash provided by (used in) financing activities                -        (20,000)

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

RESTATEMENT

The Company has restated the condensed consolidated financial statements as of June 30, 2002 and December 31, 2001 and the condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 and the statement of cash flows for the six months ended June 30, 2002 and 2001 included in this amendment No. 1 to Quarterly Report on Form 10-QSB/A. For additional information regarding the restatement, please refer to Note 2 to the condensed consolidated financial statements included in Item 1.

     (c)  Results  of  Operations

     For accounting purposes, our acquisition of The Bluebook International, Inc. ("Bluebook International") has been treated as an acquisition of the Company by Bluebook International and as a recapitalization of Bluebook International. Our discussion of the results of operations and the comparisons made to the three and six-month period ended June 30, 2002 and 2001, include the operations of Bluebook International prior to and after our acquisition of Bluebook International.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Net Sales. For the six months ended June 30, 2002, we had revenues of $ 546,417 compared to revenues of $356,849 for the six months ended June 30, 2001, an increase of $189,568 or approximately 53%. The increase in sales was primarily due to changes in our marketing strategies and the improvement of B.E.S.T.6(TM). In the second quarter of 2002, we sent more mailers to potential buyers, and we upgraded our B.E.S.T.6(TM) software which includes a built-in digital tutorial on a CD-ROM. We expect to continue the increase in Net Sales as the result of the release of B.E.S.T.Net(TM) and B.E.S.T.7(TM) followed by a new sales plan for advertising in The Bluebook(TM).

     Selling, General and Administrative Expenses. Total costs and expenses increased to $658,628 for the six months ended June 30, 2002, up from $343,743 for the six months ended June 30, 2001, an increase of $314,885 or approximately 92%. We expected an increase in total costs and expenses as the result of several components, most of which came from an increase in development costs for B.E.S.T.Net(TM), but which also included an increase in software costs, consultant fees, legal and accounting fees and other professional expenses associated with the acquisition of Bluebook International and the more extensive reporting requirements we had to meet with the SEC. In addition, we increased our efforts to secure long-term customer contracts that will not bring significant revenue until future quarters but that require an increase in our sales efforts and professional fees. Nonetheless, the increase in costs and expenses was less than our expectations as the result of successful efforts to keep our costs below our budgeted expenses. We are continuing our efforts to secure additional equity financing, and therefore expect our expenses to remain higher than normal as the result of increased professional fees related to such efforts.

     Depreciation and Amortization. The depreciation and amortization for the six months ended June 30, 2002 was $62,118 compared to $41,578 for the six months ended June 30, 2001, an increase of $20,540 or approximately 49%. The increase was primarily due to additional assets that were acquired in 2002, including software, office equipment and new furniture and fixtures for our new office. We expect our depreciation and amortization to increase over the next quarter, as the result of amortization of B.E.S.T.Net(TM).

     Net Loss. For the six months ended June 30, 2002, we had a net loss of $175,129, or $0.005 per share, compared with a net loss of $102,185 or $0.003 per share for the six months ended June 30, 2001. The net loss for the six months ended June 30, 2002, is primarily attributable to increased software development costs incurred in connection with B.E.S.T.Net(TM), other selling, general and administrative expenses, and depreciation and amortization. Although we anticipated a net loss during this period, the loss was less than we had expected as the result of our successful implementation of new distribution methods that allow the user to view, utilize, and pay for some of our products over the Internet. We expect to reach a positive net income during the third and fourth quarter of 2002, as the result of the release of B.E.S.T.Net(TM), enhancements to B.E.S.T.6(TM) and the release of a new version of B.E.S.T. (TM)

THREE  MONTHS  ENDED  JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Net Sales. For the three months ended June 30, 2002, we had revenues of $257,913 compared to revenues of $178,425 for the three months ended June 30, 2001, an increase of $79,488 or approximately 45%. The increase in sales was primarily due to changes in our marketing strategies and the improvement of B.E.S.T.6(TM). In the second quarter of 2002, we sent more mailers to potential buyers, and we upgraded our B.E.S.T.6(TM) software which includes a built-in digital tutorial on a CD-ROM. We expect to continue the increase in Net Sales as the result of the release of B.E.S.T.Net(TM) and B.E.S.T.7(TM) followed by a new sales plan for advertising in The Bluebook(TM).

     Selling, General and Administrative Expenses. Total costs and expenses increased to $388,536 for the three months ended June 30, 2002, up from $171,872 for the three months ended June 30, 2001, an increase of $216,664 or approximately 126%. We expected an increase in total costs and expenses as the result of several components, most of which came from an increase in development costs for B.E.S.T.Net(TM), but which also included an increase in software costs, consultant fees, legal and accounting fees and other professional expenses associated with the acquisition of Bluebook International and the more extensive reporting requirements we had to meet with the SEC. In addition, we increased our efforts to secure long-term customer contracts that will not bring siginificant revenue until future quarters but that require an increase in our sales efforts and professional fees. Nonetheless, the increase in costs and expenses was less than our expectations as the result of successful efforts to keep our costs below our budgeted expenses. We are continuing our efforts to secure additional equity financing, and therefore expect our expenses to remain higher than normal as the result of increased professional fees related to such efforts.

     Depreciation and Amortization. The depreciation and amortization for the three months ended June 30, 2002 was $31,494 compared to $20,789 for the three months ended June 30, 2001, an increase of $10,705 or approximately 51%. The increase was primarily due to additional assets that were acquired in 2002, including software, office equipment and new furniture and fixtures for our new office. We expect our depreciation and amortization to increase over the next quarter, as the result of amortization of B.E.S.T.Net(TM).

     Net Loss. For the three months ended June 30, 2002, we had a net loss of $162,117 or $0.004 per share, compared with a net loss of $50,693 or $.002 per share for the three months ended June 30, 2001. The net loss for the three months ended June 30, 2002 is primarily attributable to increased software development costs incurred in connection with B.E.S.T.Net(TM), other selling, general and administrative expenses, and depreciation and amortization. Although we anticipated a net loss during this period, the loss was less than we had expected as the result of our successful implementation of new distribution methods that allow the user to view, utilize, and pay for some of our products over the Internet. We expect to reach a positive net income during the third and fourth quarter of 2002, as the result of the release of B.E.S.T.Net(TM), enhancements to B.E.S.T.6(TM) and the release of a new version of B.E.S.T.(TM)

     (d)  Liquidity  and  Capital  Resources

     We have experienced operating losses in recent years. For the period ended June 30, 2002 we had cash and cash equivalents of $102,915 and an accumulated deficit of $762,342. We will continue to require expenditures in software development and marketing that exceed our current capital. These working capital requirements will increase as the expansion pace increases. We expect to obtain this additional capital most likely through convertible debt or the sale of additional preferred equity stock, and to a lesser extent traditional financing.

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


                            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY




Date:  May 14, 2003         By: /s/ Mark A. Josipovich
                            ------------------------------------
                            Mark A. Josipovich, President and
                            Principal Accounting Officer

        CERTIFICATION PURSUANT TO 18 U.S.C.SEC. 1350, AS ADOPTED PURSUANT
                 TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Mark A. Josipovich, President, Chief Executive Officer and Principal Accounting Officer of the Bluebook International Holding Company, certify that:

1. I have read this Amendment No. 1 to Quarterly Report on Form 10-QSB/A of The Bluebook International Holding Company.

2. Based on my knowledge, this Amendment No. 1 to Quarterly Report on Form 10-QSB/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to Quarterly Report on Form 10-QSB/A; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A.




Date: May 14, 2003                 By: /s/ Mark A. Josipovich
                                       -------------------------------
                                       Mark A. Josipovich
                                       President, Chief Executive Officer and
                                       Principal Accounting Officer