Form 10QSB/A
period 2002-09-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-05-15
CIK 1126577

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


                                Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002 is being filed for the purpose of amending and restating Items 1 and 2 of Part I of our Quarterly Report on Form 10-QSB to reflect the restatement of our condensed consolidated statements of operations for the three months ended September 30, 2002. All information in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A is as of September 30, 2002 and does not reflect any subsequent information or events other than this restatement. For subsequent information and events, reference should be made to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as amended, and other reports filed under the Securities Exchange Act of 1934 subsequent to the period covered by this Quarterly Report on Form 10-QSB/A.

                         PART I: FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results," included in this report and in our annual report on Form 10-KSB filed on April 16, 2002, Form 10-KSB/A-1 filed on April 23, 2002 and Form 10-KSB/A-2 filed on April 15, 2003 and our quarterly report as of June 30, 2002 on Form 10-QSB filed on August 19, 2002 and Form 10-QSB/A filed on May 14, 2003. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB/A. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM 1.  FINANCIAL STATEMENTS

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY & SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                                                               September 30,
                                                                                   2002         December 31,
                                                                                (Unaudited)        2001
                                                                              ---------------  --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $      509,733   $     236,822
  Accounts receivable                                                                 33,867               -
  Prepaid expenses and other                                                          28,366           3,225
                                                                              ---------------  --------------

  TOTAL CURRENT ASSETS                                                               571,966         240,047
                                                                              ---------------  --------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                               86,071          93,803
                                                                              ---------------  --------------

OTHER ASSETS
  Program development cost, net of accumulated amortization                        2,224,360         177,840
  Intangible assets, net of accumulated amortization                                  34,034          35,044
  Other assets                                                                         5,017           4,162
                                                                              ---------------  --------------

  TOTAL OTHER ASSETS                                                               2,263,411         217,046
                                                                              ---------------  --------------

  TOTAL ASSETS                                                                $    2,921,448   $     550,896
                                                                              ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                       $      321,892   $     199,056
  Other liabilities                                                                   30,000               -
  Deferred revenue                                                                   216,423         339,443
                                                                              ---------------  --------------

  TOTAL CURRENT LIABILITIES                                                          568,315         538,499
                                                                              ---------------  --------------

COMMITMENTS & CONTINGENCIES

SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK                                    2,625,679               -
                                                                              ---------------  --------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares                 -               -
       authorized, 2,050 shares issued and outstanding.
  Common Stock, $.0001 par value; 50,000,000 shares authorized;
       28,733,411 and 38,733,411 shares issued and outstanding at September
       30, 2002 and December 31, 2001, respectively                                    2,873           3,873
  Additional paid in capital                                                         596,737         595,737
  Accumulated deficit                                                               (872,156)       (587,213)
                                                                              ---------------  --------------

  STOCKHOLDERS' EQUITY (DEFICIENCY)                                                 (272,546)         12,397
                                                                              ---------------  --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                     $    2,921,448   $     550,896
                                                                              ===============  ==============

See accompanying Notes to Condensed Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)


                                                   Three months ended          Nine months ended
                                                      September 30,               September 30,
                                                   2002          2001          2002          2001
                                               ------------  ------------  ------------  ------------

REVENUE, net                                   $   230,250   $   178,424   $   776,667   $   535,273
                                               ------------  ------------  ------------  ------------

OPERATING EXPENSES
  Selling, general and administrative              308,592       171,871       967,220       515,614
  Depreciation and amortization                     31,472        20,789        93,590        62,367
  Proprietor's draw in lieu of salary                    -        36,456             -       109,369
                                               ------------  ------------  ------------  ------------

                                                   340,064       229,116     1,060,810       687,350
                                               ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                              (109,814)      (50,692)     (284,143)     (152,077)

INCOME TAX EXPENSE                                       -             -           800           800
                                               ------------  ------------  ------------  ------------

NET LOSS                                       $  (109,814)  $   (50,692)  $  (284,943)  $  (152,877)
                                               ============  ============  ============  ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED  $    (0.003)  $    (0.002)  $    (0.008)  $    (0.005)
                                               ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED              33,733,411    32,700,000    37,066,744    32,700,000
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
                                                                       ===========  ==========

See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2002


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for The Bluebook International Holding Company (the "Company" or "we") and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB, Form 10-KSB/A-1 and Form 10-KSB/A-2 for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on April 16, 2002, April 23, 2002 and April 15, 2003, respectively. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

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

As a result of the restatement of the Company's consolidated financial statements described above, the Company has also restated the condensed consolidated balance sheet as of March 31, 2002 and June 30, 2002 and the condensed consolidated statement of operations and cash flows for the three months ended March 31, 2002 and 2001 and three and six months ended June 30, 2002 and 2001. The restated condensed consolidated financial statements along with a description of the items causing the restatement, appear in the Company's Amendment No. 1 to Quarterly Report on Form 10QSB/A for the quarter ended March 31, 2002 and June 30, 2002, filed with the Securities and Exchange Commission on May 14, 2003. As a result of the restatement of the Company's consolidated statements of operations, The Company understated revenue for the three months ended September 30, 2002 by $100,643. The following tables present the impact of this restatement:

                                            As previously    As restated
                                              reported
                                           ---------------  -------------
Statement of operations
   Three months ended September 30, 2002
      Sales, net                           $      117,729   $    230,250
      Selling, general and administrative        (308,592)      (308,592)
      Depreciation and amortization               (31,472)       (31,472)
      Income tax expense                                -              -
                                           ---------------  -------------
      Net loss                             $     (222,335)  $   (109,814)
                                           ---------------  -------------
      Basic loss per share                 $         .007   $       .003
                                           ===============  =============

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

4.   DEFERRED REVENUE

In anticipation of the release of B.E.S.T. 7(TM) in the fourth quarter of 2002, the Company deferred some of the revenue from the sales of B.E.S.T. 6(TM). The amount of deferred as of September 30, 2002 is the estimated allowance that the Company will give to B.E.S.T. 6(TM) customers that will upgrade to B.E.S.T. 7(TM).

5.   SERIES C CONVERTIBLE PREFERRED STOCK

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

6.   CAPITAL STOCK

In August 19, 2002, the Company retired 10,000,000 shares the Company's common stock that were returned to the Company by certain shareholders. Such shares were returned in order to facilitate the completion of the offering of the Series C Convertible Preferred Stock.

7.   RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2002, the Company incurred consulting costs of $33,580 and $102,080, respectively, that were paid to relatives of the president and chief operating officer of the Company.

During the nine months ended September 30, 2002, the Company incurred program development costs of $157,970 that were paid to a company owned by a director of the Company.

8.   CONTINGENCIES

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

RESTATEMENT

The Company has restated the condensed consolidated statements of operations for the three months ended September 30, 2002 included in this amendment No. 1 to Quarterly Report on Form 10-QSB/A. For additional information regarding the restatement, please refer to Note 2 to the condensed consolidated financial statements included in Item 1.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenue. For the three months ended September 30, 2002, revenue increased 29% to $230,250 compared to $178,424 in revenue for the three months ended September 30, 2001. Although the sales of B.E.S.T6(TM) increased, the decrease in revenue was related to the deferral of approximately $70,000 generated from sales of B.E.S.T6(TM) during the three months ended September 30, 2002. These customers will be given the opportunity to exchange B.E.S.T6(TM) for B.E.S.T.7(TM) at a discounted price. Accordingly, we have deferred such sales until the release of B.E.S.T.7(TM). We expect revenue to increase over the next quarter as we increase the sales of The Bluebook(TM) and our B.E.S.T. software products.

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

     Net Loss. For the three months ended September 30, 2002, we had a net loss of $109,814 or $0.003 per share, compared with a net loss of $50,692 or $0.002 per share for the three months ended September 30, 2001. The net loss for the three months ended September 30, 2002 is primarily attributable to increased selling, general and administrative expenses, and depreciation and amortization.

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

                                CERTIFICATION
   PURSUANT TO 18 U.S.C. SEC. 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                          SARBANES-OXLEY ACT OF 2002

I, Mark A. Josipovich, President, Chief Executive Officer and Principal Accounting Officer of The Bluebook International Holding Company, certify that:


1. I have reviewed this amendment No. 1 to quarterly report on Form 10-QSB/A of The Bluebook International Holding Company;


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


Date:  May 14, 2003             By: /s/ Mark A. Josipovich
                                Mark A. Josipovich
                                President, Chief Executive Officer and
                                Principal Accounting Officer