Form 10QSB
period 2003-03-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-05-20
CIK 1126577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended March 31, 2003.


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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding as of May 9, 2003 was 28,733,411 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):     Yes [_]    No [X]

================================================================================

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


                                                                                                            Page
PART I.       FINANCIAL INFORMATION

              ITEM 1.      Financial Statements  .............................................................1

                           Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and
                           December 31, 2002 .................................................................1

                           Condensed Consolidated Statements of Operations for the Three Months Ended
                           March 31, 2003 and 2002 (Unaudited) ...............................................3

                           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                           March 31, 2003 and 2002 (Unaudited) ...............................................4

                           Notes to Condensed Consolidated Financial Statements (Unaudited)...................5

              ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations..............................................................8

              ITEM 3.      Controls and Procedures...........................................................13

PART II.      OTHER INFORMATION

              ITEM 1.      Legal Proceedings.................................................................13

              ITEM 6.      Exhibits and Reports on Form 8-K..................................................15

Signatures...................................................................................................


                          PART I: FINANCIAL INFORMATION

         This Quarterly Report on Form 10-QSB (Quarterly Report) includes forward-looking statements. These forward-looking statements include predictions regarding our future:

         o revenues and profits;
         o customers;
         o strategic partners;
         o research and development expenses;
         o sales and marketing expenses;
         o general and administrative expenses;
         o liquidity and sufficiency of existing cash;
         o technology and products;
         o the outcome of pending or threatened litigation; and
         o the effect of recent accounting pronouncements on our financial condition and results of operations.

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

         The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report, and with Management's Discussion and Analysis and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-KSB filed with the SEC on April 15, 2003, as amended.


ITEM 1.  FINANCIAL STATEMENTS

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31,
                                                                   2003           December 31,
                ASSETS                                          (Unaudited)         2002
                                                                ----------        ----------
CURRENT ASSETS
  Cash                                                          $  436,919        $1,528,773
  Accounts receivable                                               28,052            36,931
  Prepaid expenses and other                                        96,670            65,621
                                                                ----------        ----------

  Total Current Assets                                             561,641         1,631,325
                                                                ----------        ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  Of $111,076 and $98,890 in 2003 and 2002, respectively           129,682            88,974
                                                                ----------        ----------

OTHER ASSETS
 Program development costs, net of accumulated amortization
           of $282,128 and $234,917 in 2003 and 2002, respectively                    3,292,080           3,156,856
 Intangibles, net of accumulated amortization
           of $12,782 and $10,414 in 2003 and 2002, respectively                         31,940              32,808
 Other assets                                                                             5,017               5,017
                                                                                    -----------         -----------
                                                                                      3,329,037           3,194,681
                                                                                    -----------         -----------
    TOTAL ASSETS                                                                    $ 4,020,360         $ 4,914,980
                                                                                    ===========         ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                           $   586,031         $   943,196
    Due to stockholders and related party                                                78,857             107,491
    Deferred revenue                                                                    252,093             205,614
                                                                                    -----------         -----------

    Total Current Liabilities                                                           916,981           1,256,301
                                                                                    -----------         -----------

DEFERRED REVENUE, net of current portion                                                 92,595             105,540
                                                                                    -----------         -----------

COMMITMENTS & CONTINGENCIES

SERIES C CONVERTIBLE PREFERRED STOCK,
    $.0001 par value, 5,316,704 shares issued and outstanding                         4,544,680           4,544,680
                                                                                    -----------         -----------

STOCKHOLDERS' DEFICIENCY
    Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
         authorized, 2,050 shares issued and outstanding                                     --                  --
    Common Stock, $.0001 par value; 50,000,000 shares authorized;
         28,733,411 shares issued and outstanding                                         2,873               2,873
    Additional paid in capital                                                          596,737             596,737
    Accumulated deficit                                                              (2,133,506)         (1,591,151)
                                                                                    -----------         -----------
                                                                                     (1,533,896)           (991,541)
                                                                                    -----------         -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $ 4,020,360         $ 4,914,980
                                                                                    ===========         ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         2003                 2002
                                                                      ------------         ------------
REVENUE, net                                                          $    116,638         $    288,504
                                                                      ------------         ------------

OPERATING EXPENSES
  Selling, general and administrative expenses                             597,228              270,892
  Depreciation and amortization expenses                                    61,765               30,624
                                                                      ------------         ------------

  TOTAL OPERATING EXPENSES                                                 658,993              301,516
                                                                      ------------         ------------

NET LOSS                                                              $   (542,355)        $    (13,012)
                                                                      ============         ============

Weighted average number of shares of common stock outstanding,
basic and diluted                                                       28,733,411           38,733,411
                                                                      ============         ============

Loss per share, basic and diluted                                     $      (0.02)        $      (0.00)
                                                                      ============         ============

See accompanying Notes to Condensed Consolidated Financial Statements.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                         2003                2002
                                                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                              $  (542,355)        $   (13,012)

Adjustment to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                   61,765              30,624

           Changes in operating assets and liabilities (Increase) Decrease in:
              Prepaid expenses and other                                                  (31,049)             (4,875)
              Accounts receivable                                                           8,879
              Other assets                                                                     --                (855)

           Increase (Decrease) in:
              Accounts payable and accrued expenses                                      (357,165)             13,011
              Due to stockholders and related party                                       (28,634)
              Deferred revenue                                                             33,534             (28,391)
                                                                                      -----------         -----------

NET CASH USED IN OPERATING ACTIVITIES                                                    (855,025)             (3,498)
                                                                                      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of property and equipment                                            (52,895)             (9,781)
            Investment in program development costs                                      (182,434)           (134,213)
            Purchase of intangible assets                                                  (1,500)             (5,520)
                                                                                      -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                                                    (236,829)           (149,514)
                                                                                      -----------         -----------

NET DECREASE IN CASH                                                                   (1,091,854)           (153,012)
CASH, BEGINNING OF PERIOD                                                               1,528,773             236,822
                                                                                      -----------         -----------

CASH, END OF PERIOD                                                                   $   436,919         $    83,810
                                                                                      ===========         ===========

 See Accompanying Notes to Condensed Consolidated Financial Statements.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003


1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The balance sheet as of December 31, 2002 is derived from the Company's audited consolidated financial statements.

Certain information and footnote disclosures normally included in consolidated financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as amended, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2003 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

2. BUSINESS ACTIVITY

The principal business of the Company has been developing and selling The Bluebook and B.E.S.T. The Bluebook is a book in the form of both a desk and pocket size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T. is a software format of The Bluebook which allows subscribers the option to retrieve The Bluebook data and calculate the cost to clean, reconstruct or repair, then file claims electronically. Currently the Company is developing B.E.S.T. Net (TM) and B.E.S.T. Central (TM), web-based cost estimation and claims management software.

3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss from operations of $542,355, a negative cash flow from operations of $855,025 and has a working capital deficiency of $355,340 and net stockholders' deficiency of $1,533,896 as of Mach 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company has incurred negative cash flow from operations in recent years. As of March 31, 2003 the Company had cash of $436,919 and an accumulated deficit of $2,133,506. Our 2003 negative operating cash flows were funded primarily through operations and cash existing at December 31, 2002. The Company believes it has sufficient cash to fund its operations through the third quarter of 2003, excluding any costs associated with outside vendors to complete the development of B.E.S.T.Net and B.E.S.T.Central, which is expected to be completed by the end of the second quarter of 2003. The Company intends to seek additional capital in the next six months through additional private placements or sale of various products. If it is not successful in raising additional capital, it can reduce operating expenses through headcount reductions in restructurings. We do not expect any significant impact on our products and sales from such restructurings; however, they would adversely affect development of new products.

4. LOSS PER COMMON SHARE

Basic loss per share is calculated by dividing net loss available to common Stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company has no outstanding options or warrants, basic and diluted loss per share are the same for the periods ended March 31, 2003 and March 31, 2002.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements

6. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003 the Company incurred consulting fees of $39,491 that were paid to relatives of the Chief Executive Officer and Chief Operating Officer of the Company.

7. COMMITMENTS AND CONTINGENCIES

Bluebook is named a defendant in Mason Yamashiro v. Bluebook International Holding Company, Inc., et al., Orange County Superior Court Case No. 02CC14478. This litigation arises from a stock purchase agreement and put agreement that the plaintiff entered into with a third party to purchase stock in Bluebook Holding. Plaintiff alleges that the other defendants were acting as Bluebook Holding's agents in carrying out the acts and in failing to perform certain acts alleged in the amended complaint. Thus, plaintiff alleges that Bluebook Holding and/or its alleged agents failed to perform under the agreements and that Bluebook Holding, through its representatives, issued fraudulent statements to induce the plaintiff to enter into the agreements. The plaintiff also alleges that Bluebook Holding breached the fiduciary duties it allegedly owed plaintiff as a result of his status as a shareholder. Our transfer agent, Global Securities Transfer, Inc., is also a named defendant and has filed a cross-complaint that seeks indemnity from Bluebook. We intend to defend these claims vigorously.

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

In The Mentor Group v. Bluebook International, Inc., et al. L.A.S.C. Case No. BC 289914, The Mentor Group filed a complaint on February 6, 2003 against Bluebook alleging causes of action for (1) common count, (2) account stated, (3) breach of written contract, and (4) breach of oral contract based on The Mentor Group's allegation that Bluebook owes $23,000 for labor and services provided to Bluebook by The Mentor Group. Bluebook has filed an answer to the complaint that denies the allegations in the complaint. Bluebook intends to defend this action.

Cotelligent v. Bluebook. Cotelligent, Inc. ("Cotelligent") recently commenced arbitration against our subsidiary, Bluebook International, to recover approximately $566,663, plus interest, claimed to be due to Cotelligent for services rendered to it under the Consulting Services Master Agreement (as amended, the "Consulting Agreement"). Among other things, we believe that Cotelligent is not entitled to the amounts demanded and failed to perform the work and services in accordance with the Consulting Agreement. We intend to defend this action aggressively and assert counterclaims against Cotelligent for breach of contract and other damage claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT EVENTS

            We recently terminated the Consulting Services Master Agreement between Cotelligent and Bluebook International under which Cotelligent was required to complete and initially deliver B.E.S.T.Net to us in August 2002. We took this action because we lost confidence in Cotelligent's ability to complete development of these products after many months of delays. In March 2003, Cotelligent refused to continue further development work unless we agreed to pay over $400,000 in invoices, which exceed the total project cost provided in the Consulting Agreement. We dispute that any further amounts are due under the Consulting Agreement. As a result, our launch of B.E.S.T.Net and B.E.S.T.Central was delayed and revenues from sales of these products were not realized when expected. We have engaged a Microsoft Certified Partner to complete development of B.E.S.T.Net and B.E.S.T.Central products and have obtained an estimate of $275,000 to $350,000 to complete their development. We may seek to recover this amount and potential lost revenue from Cotelligent; however, there can be no assurance that we will successfully recover the costs and lost revenue.

            Cotelligent v. Bluebook. Cotelligent, Inc. ("Cotelligent") recently commenced arbitration against our subsidiary, Bluebook International, to recover approximately $566,663, plus interest, claimed to be due to Cotelligent for services rendered to it under the Consulting Services Master Agreement (as amended, the "Consulting Agreement"). Among other things, we believe that Cotelligent is not entitled to the amounts demanded and failed to perform the work and services in accordance with the Consulting Agreement. We intend to defend this action aggressively and assert counterclaims against Cotelligent for breach of contract and other damage claims.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

RESULTS OF OPERATION

            Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software products and the Bluebook handbook. Net revenues for the three months ended March 31, 2003 decreased 60% to $116,638 compared with net revenues of $288,504 for the three months ended March 31, 2002. This decrease in revenues was primarily due to the April release of the 2003 Bluebook and our inability to recognize sales during that time period, and the modification of marketing materials, packaging and infrastructure that was necessary to support our newly released B.E.S.T.7 product. We expect to recognize revenues of book sales over the next quarter and expect our sales to increase as we execute our marketing plan of The Bluebook handbook and our B.E.S.T. software products.

            Operating Expenses. Selling, general and administrative expenses increased 120% to $597,228 for the three months ended March 31, 2003 compared to $270,892 for the three months ended March 31, 2002. This increase is due primarily to increased costs associated with new hires and higher consultant fees, legal and accounting fees and other professional expenses associated with the development and marketing of new software, preparation of business plan, litigation and our reporting obligations. In addition, as we expand our sales and marketing efforts on securing long-term customer contracts, we expect selling, general and administrative expenses to increase in the near future.

            Depreciation and amortization for the three months ended March 31, 2003 increased 102% to $61,765 compared to $30,624 for the three months ended March 31, 2002. This increase was primarily due to first quarter 2003 amortization of additional assets and software that were acquired in 2002 and first quarter of 2003. We expect our depreciation and amortization to increase over the next quarter as the result of amortization of B.E.S.T.Net and B.E.S.T. Central, which we anticipate will be completed and ready for sale by the end of the second quarter of 2003.

            Net Loss. For the three months ended March 31, 2003, we had a net loss of $542,355 or $0.02 per share, compared with a net loss of $13,012 or $0.00 per share for the three months ended March 31, 2002. The net loss for the three months ended March 31, 2003 is primarily attributable to decreased sales and increased selling, general and administrative expenses and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

            We have incurred negative cash flow from operations in recent years. As of March 31, 2003, we had cash of $436,919 and an accumulated deficit of $2,133,506. Our negative cash flows from operations have been funded primarily through sale of equity securities.

            As a result of the delays in completing development of B.E.S.T.Net and B.E.S.T.Central, revenues from sales of those products and services have been delayed, and we will need to secure additional sources of working capital until revenues from such sales are realized. (See "Recent Events.") We believe that we have sufficient cash to fund our operations through the third quarter of 2003, excluding any costs associated with outside vendors to complete the development of B.E.S.T.Net and B.E.S.T.Central. We have received an estimate to complete the work on B.E.S.T.Net and B.E.S.T.Central of $275,000 to $300,000. Accordingly, we are actively seeking to raise additional capital through sales of equity or debt securities to fund the completion of these products and services. We are optimistic that we will be able to obtain such funding. However, if we are not successful in raising sufficient additional working capital, we can reduce operating expenses through reductions in sales and development personnel and other steps to restructure our operations. Although we do not expect to incur significant adverse impact on sales and development of our current products and services from such cost reductions, our development of additional products and services would likely be adversely affected or suspended altogether.

            Net cash used in operating activities was $855,025 during the three months ended March 31, 2003 and $3,498 for the same period in 2002. This increase was primarily due to increased costs associated with new hires and higher consultant fees, legal and accounting fees and other professional expenses associated with the development and marketing of our new software, preparation of business plan, litigation and our reporting obligations.

            Net cash flows used in investing activities was $236,829 for the three months ended March 31, 2003 and $149,514 for the same period in 2002. The increase in cash used for investing activities was primarily due to increased program development costs and purchase of property and equipment.

            Our primary short-term needs for capital are our software development efforts, our sales, marketing and administrative activities, working capital associated with increased software sales and capital expenditures relating to maintaining and promoting our operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future software solutions gain market acceptance, the extent to which software or technologies under development are successfully developed, the costs and timing of expansion of sales, marketing activities, the cost, the procurement and enforcement of intellectual property rights important to our business and the results of competition.

            In addition to our currently available cash and cash expected to be generated from future operations, we will also need cash from one or more additional sources to fund our operations through March 31, 2004. Other additional sources include but are not limited to the following: (1) licensing of technology (2) sale of various software or marketing rights; and (3) sale of equity and/or debt securities. If we are unable to obtain sufficient funds from these additional sources, we may be required to reduce and curtail our operations.

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

            The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Consolidated Financial
Statements:

            o     Revenue recognition; and
            o     Computer software to be sold, leased or otherwise marketed

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

            Revenue is recognized when earned. Our revenue recognition policies for our existing revenues are in compliance with American Institute of Certified Accountants Statements of Position 97-2 and 98-4, "Software Revenue Recognition." Revenue from sales of The Bluebook and other ancillary products is recorded when the products are shipped. Revenue from the sale of a license agreement is recognized ratably on a straight-line basis over the products' life cycle. Certain contracts specify separate fees for the software and the ongoing fees for maintenance and other support. If sufficient verifiable objective evidence of the fair value of each element of the arrangement exists, the elements of the contract are unbundled and the revenue for each element is recognized as appropriate. Revenue received or receivable in advance of performance of services is deferred and included in deferred revenue.

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

RISK FACTORS

            WE ANTICIPATE FUTURE LOSSES AND MAY NOT BE ABLE TO ACHIEVE SUSTAINED PROFITABILITY.

            We have incurred net losses in recent years and, as of March 31, 2003, we had an accumulated deficit of $2.1 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in product research and development and from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

            WE ARE NOT GENERATING POSITIVE CASH FLOW FROM OPERATIONS AND WILL NEED ADDITIONAL CAPITAL AND ANY REQUIRED CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

            We have incurred negative cash flow from operations on an annual basis in recent years. Our financial plan for 2003 indicates that our cash on hand should be sufficient to fund our operations through the third quarter of 2003, excluding any software development costs to complete B.E.S.T.Net and B.E.S.T.Central. As a result, we will need to raise additional capital or pursue alternative strategies.

            Our financial plan for 2003 indicates that our available cash, together with cash from operations expected to be available, may be sufficient to fund our operations through the third quarter of 2003. Our financial plan for 2003 expects that we will reduce, but not eliminate, our negative cash flow from operations, primarily through increased revenue and continued control over operating expenses. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may need to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of various software or marketing rights; (2) licensing of technology; and (3) sale of equity and/or debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash.

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

            FACTORS BEYOND OUR CONTROL MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE, AND THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE.

            We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors, including:

            o     the introduction of new products by us or by our competitors;

            o our distribution strategy and our ability to maintain or expand relationships with our existing user base and strategic partners;

            o     market acceptance of our current or new products; and

            o     competition and pricing pressures from competitive products.

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

            The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public technology companies have in the past been, and can in the future be expected to be, especially volatile. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

            o announcements of technological innovations or new products by us or by our competitors;

            o     our operating results;

            o     developments in our relationships with strategic partners;

            o     litigation;

            o     economic and other external factors; and

            o     general market conditions.

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

            WE HAVE LIMITED RESOURCES TO DEVOTE TO SOFTWARE DEVELOPMENT AND COMMERCIALIZATION. IF WE ARE NOT ABLE TO DEVOTE ADEQUATE RESOURCES TO SOFTWARE DEVELOPMENT AND COMMERCIALIZATION, WE MAY NOT BE ABLE TO DEVELOP OUR PRODUCTS.

            Our strategy is to develop software solutions addressing claims management. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

            o     improve market acceptance of our current products;

            o     complete development of new products; and

            o     successfully introduce and commercialize new products.

            We have introduced some of our software solutions only recently and some of our software solutions are still under development. Among our recently introduced software solutions is B.E.S.T.7. We currently have committed under development B.E.S.T.Net and B.E.S.T.Central. Because we have limited resources to devote to software development and commercialization, any delay in the development of one software solution or reallocation of resources to software development efforts that prove unsuccessful may delay or jeopardize the development of our other software solutions. If we fail to develop new software solutions and bring them to market, our ability to generate additional revenue will decrease.

            In addition, our software solutions may not achieve satisfactory market acceptance, and we may not successfully commercialize them on a timely basis, or at all. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected.

            WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, WHICH COULD RENDER OUR SOFTWARE SOLUTIONS OBSOLETE OR SUBSTANTIALLY LIMIT THE VOLUME OF SOFTWARE SOLUTIONS THAT WE SELL. THIS WOULD LIMIT OUR ABILITY TO COMPETE AND ACHIEVE PROFITABILITY.

            Our competitors may develop or market technologies or software solutions that are more effective or commercially attractive than our current or future software solutions or that would render our technologies and software solutions obsolete. Further, additional competition could come from new entrants to the claims management market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our ability to achieve sustained profitability will be limited.

            WE MAY BE UNABLE TO SUCCESSFULLY MARKET AND DISTRIBUTE OUR SOFTWARE SOLUTIONS AND IMPLEMENT OUR DISTRIBUTION STRATEGY.

            The market for claims management solutions is highly fragmented. We market and sell our software solutions primarily through the mail, conventions and the Internet. We may not successfully develop and maintain marketing, distribution or sales capabilities. If our marketing and distribution strategy is unsuccessful, our ability to sell our software solutions will be negatively impacted and our revenues will decrease.

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

ITEM 3.  CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Director of Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                Bluebook is named a defendant in Mason Yamashiro v. Bluebook International Holding Company, Inc., et al., Orange County Superior Court Case No. 02CC14478. This litigation arises from a stock purchase agreement and put agreement that the plaintiff entered into with a third party to purchase stock in Bluebook Holding. Plaintiff alleges that the other defendants were acting as Bluebook Holding's agents in carrying out the acts and in failing to perform certain acts alleged in the amended complaint. Thus, plaintiff alleges that Bluebook Holding and/or its alleged agents failed to perform under the agreements and that Bluebook Holding, through its representatives, issued fraudulent statements to induce the plaintiff to enter into the agreements. The plaintiff also alleges that Bluebook Holding breached the fiduciary duties it allegedly owed plaintiff as a result of his status as a shareholder. Our transfer agent, Global Securities Transfer, Inc., is also a named defendant and has filed a cross-complaint that seeks indemnity from Bluebook. We intend to defend these claims vigorously.

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

                In The Mentor Group v. Bluebook International, Inc., et al. L.A.S.C. Case No. BC 289914, The Mentor Group filed a complaint on February 6, 2003 against Bluebook alleging causes of action for (1) common count, (2) account stated, (3) breach of written contract, and (4) breach of oral contract based on The Mentor Group's allegation that Bluebook owes $23,000 for labor and services provided to Bluebook by The Mentor Group. Bluebook has filed an answer to the complaint that denies the allegations in the complaint. Bluebook intends to defend this action.

                Cotelligent v. Bluebook. Cotelligent, Inc. ("Cotelligent") recently commenced arbitration against our subsidiary, Bluebook International, to recover approximately $566,663, plus interest, claimed to be due to Cotelligent for services rendered to it under the Consulting Services Master Agreement (as amended, the "Consulting Agreement"). Among other things, we believe that Cotelligent is not entitled to the amounts demanded and failed to perform the work and services in accordance with the Consulting Agreement. We intend to defend this action aggressively and assert counterclaims against Cotelligent for breach of contract and other damage claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits. Number Description

10.4 Consulting Services Agreement between The Bluebook International, Inc. and G.A. Sullivan, dated as of March 24, 2003.

99.1 Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.


      (b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 THE BLUEBOOK INTERNATIONAL HOLDING COMPANY


Date:  May 20, 2003              By: /s/ Mark A. Josipovich
                                     -------------------------------------------
                                     Mark A. Josipovich, Chief Executive
                                     Officer and Principal Accounting Officer


                                  CERTIFICATION

I, Mark A. Josipovich, Chief Executive Officer and Principal Accounting Officer of The Bluebook International Holding Company, certify that:

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


Date:  May 20, 2003           By: /s/ Mark A. Josipovich
                                  Mark A. Josipovich
                                  Chief Executive Officer and Principal
                                   Accounting Officer