Form 10QSB
period 2003-06-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-08-19
CIK 1126577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003.


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the transition period from ______________to _______________.

                       1. Commission File Number 1-16187


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



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the Registrant's Common Stock outstanding as of August 10, 2003 was 28,733,411 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

================================================================================

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION
         ITEM 1. Financial Statements  .................................................................2

                 Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and
                 December 31, 2002 .....................................................................2

                 Condensed  Consolidated  Statements of Operations for
                 the Three and Six months Ended June 30, 2003 and 2002
                 (Unaudited) ...........................................................................3

                 Condensed  Consolidated  Statements of Cash Flows for
                 the  Six  months   Ended  June  30,   2003  and  2002
                 (Unaudited) ...........................................................................4

                 Notes to Condensed Consolidated Financial Statements (Unaudited).......................5


         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..8

         ITEM 3. Controls and Procedures...............................................................15

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings.....................................................................16

         ITEM 6. Exhibits and Reports on Form 8-K......................................................16

Signatures.............................................................................................17

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,
                                           ASSETS                                        2003           December 31,
CURRENT ASSETS                                                                        (Unaudited)          2002
                                                                                      -----------       -----------
        Cash and cash equivalents                                                     $    67,933       $ 1,528,773
        Accounts receivable                                                                33,181            36,931
        Prepaid expenses and other                                                         92,359            65,621
                                                                                      -----------       -----------
        TOTAL CURRENT ASSETS                                                              193,473         1,631,325
                                                                                      -----------       -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          of $123,492 and $98,890 in 2003 and 2002, respectively                          121,283            88,974

OTHER ASSETS
           Program development costs, net of accumulated amortization
                 of $329,338 and $234,917, in 2003 and 2002, respectively               3,448,338         3,156,856
         Intangible assets, net of accumulated amortization
                of $15,134 and $10,414, in 2003 and 2002, respectively                     29,588            32,808

         Other assets                                                                       5,017             5,017
                                                                                      -----------       -----------
        TOTAL OTHER ASSETS                                                              3,482,943         3,194,681
                                                                                      -----------       -----------
        TOTAL ASSETS                                                                  $ 3,797,699       $ 4,914,980

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

        Accounts payable and accrued expenses                                         $   835,632       $   943,196

        Due to stockholders and related party                                              79,314           107,491

        Deferred revenue                                                                  265,158           205,614
                                                                                      -----------       -----------

        TOTAL CURRENT LIABILITIES                                                       1,180,104         1,256,301
                                                                                      -----------       -----------

DEFERRED REVENUE, net of current portion                                                   83,403           105,540
                                                                                      -----------       -----------

SERIES C CONVERTIBLE PREFERRED STOCK,
          $.0001 par value, 5,316,704 shares issued and outstanding                     4,544,680         4,544,680

COMMITMENTS & CONTINGENCIES                                                                    --                --

STOCKHOLDERS' DEFICIENCY
        Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
             authorized, 2,050 shares issued and outstanding                                   --                --
        Common Stock, $.0001 par value; 50,000,000 shares authorized;
             28,733,411 shares issued and outstanding                                       2,873             2,873

        Additional paid in capital                                                        596,737           596,737

        Accumulated deficit                                                            (2,610,098)       (1,591,151)
                                                                                      -----------       -----------
        TOTAL STOCKHOLDERS' DEFICIENCY                                                 (2,010,488)         (991,541)
                                                                                      -----------       -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $ 3,797,699       $ 4,914,980



     See accompanying Notes to Condensed Consolidation Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)


                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                 -------------------------------       -------------------------------
                                                     2003               2002               2003               2002
                                                 ------------       ------------       ------------       ------------
SALES, net                                       $    205,091       $    257,913       $    321,729       $    546,417
                                                 ------------       ------------       ------------       ------------

OPERATING EXPENSES
     Selling, general and administrative
     expenses                                         619,705            388,536          1,216,933            659,428

     Depreciation and amortization expenses            61,978             31,494            123,743             62,118
                                                 ------------       ------------       ------------       ------------


     Total Operating Expenses                         681,683            420,030          1,340,676            721,546
                                                 ------------       ------------       ------------       ------------

NET LOSS                                         $   (476,592)      $   (162,117)      $ (1,018,947)      $   (175,129)
                                                 ============       ============       ============       ============

Weighted average number of shares of
     common stock outstanding, basic and
     diluted                                       28,733,411         38,733,411         28,733,411         38,733,411
                                                 ============       ============       ============       ============

Earnings per share, basic and diluted            $     (0.017)      $     (0.004)      $     (0.035)      $     (0.005)
                                                 ============       ============       ============       ============


      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

                                                                                   2003              2002
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $(1,018,947)      $  (175,129)
     Adjustment  to  reconcile  net loss to net cash (used in) provided by operating activities
           Depreciation and amortization                                            123,743            62,118
           Changes in operating assets and liabilities

              Accounts receivable                                                     3,750                --
              Prepaid expenses and other                                            (26,738)           (8,020)
              Other assets                                                               --              (855)
              Accounts payable and accrued expenses                                (107,564)        1,195,138
              Due to other                                                               --           200,000
              Due to stockholders and related party                                 (28,177)               --
              Deferred revenue                                                       37,407           (81,457)
                                                                                -----------       -----------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (1,016,526)        1,191,795
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                             (56,911)          (17,039)
     Program development costs                                                     (385,903)       (1,303,144)
     Purchase of intangible assets                                                   (1,500)           (5,519)
                                                                                -----------       -----------
     NET CASH USED IN INVESTING ACTIVITIES                                         (444,314)       (1,325,702)
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                                     --                --
                                                                                -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,460,840)         (133,907)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,528,773           236,822
                                                                                -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    67,933       $   102,915
                                                                                ===========       ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003


1. BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of The Bluebook International Holding Company
(Bluebook or the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.


Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as amended, as filed with the Securities and Exchange Commission.


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


The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

2. BUSINESS ACTIVITY

The Company was incorporated in Delaware on December 18, 1997. Since the Company's exchange reorganization and merger, effective as of October 1, 2001, the principal business of the Company has been developing and selling THE BLUEBOOK and B.E.S.T. software solutions. THE BLUEBOOK is a book in the form of both a desk and pocket size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T. is a software format of THE BLUEBOOK which allows subscribers the option to retrieve THE BLUEBOOK data and calculate the cost to clean, reconstruct or repair, then file claims electronically.

The Company has recently completed its development of the InsureBase and Insured to Value solutions. These systems are designed to assist the insurance carrier in calculating premiums for homeowners insurance and identifying and verifying premiums with existing policyholders for residential properties located in the U.S. The Company recently began its marketing of these solutions and is working with current prospects.

Although the development of the Company's B.E.S.T.Net solution is substantially complete, the Company is currently working on the completion of B.E.S.T.Central and the tie-in or interface between B.E.S.T.Net and B.E.S.T.Central as well as the integration of B.E.S.T.7 into B.E.S.T.Central.

3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which contemplate continuation of the Company as a going concern. However, the Company has a net loss from operations of $1,018,947, a negative cash flow arising from operations of $1,016,526 and investment activities of $444,314, a net working capital deficiency of $986,631 and net stockholders' deficiency of $2,010,488 as of June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or debt, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company has incurred negative cash flow from operations in recent years. As of June 30, 2003 the Company had cash of $67,933 and an accumulated deficit of $2,610,098. The Company's 2003 negative cash flows from operations and investment activities have been funded primarily through cash existing at December 31, 2002. The Company believes it has sufficient cash to meet its immediate working capital requirements while additional operations and development funds are sought.

The Company has recently taken steps to improve liquidity, including obtaining additional funding, reduction of its workforce and deferment of a portion of its Chief Executive Officer's and Chief Operating Officer's salaries. If it is not successful in raising additional capital, it will further reduce operating expenses through headcount reductions in restructurings and modify its business model and strategy to accommodate licensing of its technology and databases. Further, the Company would continue sales of THE BLUEBOOK and B.E.S.T. software solutions and recently released InsureBase and Insured to Value solutions. The Company does not expect any significant impact on its sales of THE BLUEBOOK and B.E.S.T.7 from such restructurings; however, they may adversely affect sales of InsureBase and Insured to Value solutions as well as development of any new solutions.

4. LOSS PER COMMON SHARE

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company has no outstanding options or warrants, basic and diluted loss per share are the same for the periods ended June 30, 2003 and 2002.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

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

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

6. RELATED PARTY TRANSACTIONS

The amount to stockholders and related parties was $79,314 as of June 30, 2003 and $107,491 as of December 31, 2002 and consists of accrued salaries and consulting fees payable to our president and chief executive officer, Mark Josipovich, our chief operating officer, Dan Josipovich, and relatives of the president and chief operating officer of the Company. During the six months ended June 30, 2003, the Company incurred consulting fees of $80,974 that were paid or accured to relatives of the president and chief operating officer of the Company.


7. CONTINGENCIES

Our subsidiary is named a defendant in Cotelligent USA, Inc. v. The Bluebook International, Inc., a Demand for Arbitration ("Demand") with the American Arbitration Association against Bluebook, case no. 73 181 00185 03 RAMI. In the Demand, Cotelligent seeks to recover approximately $500,000 claimed to be due to Cotelligent for services rendered to it under the Consulting Services Master Agreement (as amended, the "Consulting Agreement"). Among other things, we believe that Cotelligent is not entitled to the amounts demanded and failed to perform the work and services in accordance with the Consulting Agreement. We intend to defend this action aggressively and have asserted counterclaims against Cotelligent for breach of contract in the amount of approximately $2.6 million and other damage claims.

The Company was named as a defendant in Mason Yamashiro v. The Bluebook International Holding Company, Inc., et al., Orange County Superior Court Case No. 02CC14478. The Company, its transfer agent, X-Clearing Corporation, who is also a named defendant and filed a cross-complaint that sought indemnity against the Company, and Yamashiro have agreed to settle this litigation. The parties expect to consummate the settlement agreement soon. Under the terms of the two settlement agreement, Bluebook has agreed to pay Yamashiro an aggregate of five thousand dollars ($5,000) in two cash installments and issue to Yamashiro five thousand (5,000) shares of its common stock.

The Company also was named a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that the Company wrongfully withheld the issuance and delivery of plaintiffs' Company shares, thereby damaging plaintiffs in the loss of the value of their Company stock. The Company has no record of any stock ownership for one of the plaintiffs and, pending discovery, believes there is no basis for any claim against the Company. The Company does not dispute the stock ownership of the other plaintiffs. However, the transfer agent's records show that certificates representing those shares were delivered to plaintiffs, but plaintiffs claim that they do not have them and are seeking to have them re-issued free of any restrictive legends. Plaintiffs claim that they acquired "free-trading" shares in a private placement by Gama. We are in active settlement discussions with plaintiffs but will defend this suit fully if it proceeds.

The Company has settled The Mentor Group v. Bluebook International, Inc., et al. L.A.S.C. Case No. BC 289914 case. Under the terms of the settlement agreement, the Company has agreed to pay the Mentor Group $15,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-QSB (Quarterly Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

     o    revenues and profits;

     o    customers;

     o    strategic partners;

     o    research and development expenses;

     o    sales and marketing expenses;

     o    general and administrative expenses;

     o    liquidity and sufficiency of existing cash;

     o    technology, products and software solutions;

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

Recent Events

Our subsidiary is named a defendant in Cotelligent USA, Inc. v. The Bluebook International, Inc., (see Part II, Item 1, and Notes to Condensed Consolidated Financial Statements (unaudited) June 30, 2003, Note7.)

Results of Operation

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software solutions and THE BLUEBOOK. Net revenues for the three months ended June 30, 2003 decreased 20% to $205,091 compared with net revenues of $257,913 for the three months ended June 30, 2002. This decrease in revenues was primarily due to the changes in our marketing strategy. We expect revenue to increase in the fourth quarter as we commence sales on our InsureBase and Insured to Value solutions and continue sales of THE BLUEBOOK and our B.E.S.T. software solutions.

         Operating Expenses. Selling, general and administrative expenses increased 59% to $619,705 for the three months ended June 30, 2003 compared to $388,536 for the three months ended June 30, 2002. This increase is due primarily to increased costs associated with new hires and higher consultant fees (approximately $75,000), legal (approximately $132,000) and accounting fees (approximately $46,000) and other professional expenses associated with the development and marketing of new software, preparation of business plan, litigation and our reporting obligations. In addition, as we expand our sales and marketing efforts on securing long-term customer contracts, we expect selling, general and administrative expenses to increase in the near future.

         Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2003 increased 97% to $61,978 compared to $31,494 for the three months ended June 30, 2002. This increase was primarily due to amortization of B.E.S.T7.

         Net Loss. For the three months ended June 30, 2003, we had a net loss of $476,592 or $0.017 per share, compared with a net loss of $162,117 or $0.004 per share for the three months ended June 30, 2002. The net loss for the three months ended June 30, 2003 is primarily attributable to decreased sales and increased selling, general and administrative expenses and depreciation and amortization.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Revenues. Net revenues for the six months ended June 30, 2003 decreased 41% to $321,729 compared with net revenues of $546,417 for the six months ended June 30, 2002. This decrease in revenues was primarily due to the delay in releasing The Bluebook and changes in our marketing strategy that were to accommodate the expected release of our B.E.S.T.Net and B.E.S.T.Central solutions. We expect revenue to increase in the fourth quarter as we begin the sales of the InsureBase and Insured to Value solutions and continue the sales of THE BLUEBOOK and our B.E.S.T7. software solutions.

         Operating Expenses. Selling, general and administrative expenses increased 85% to $1,216,932 for the six months ended June 30, 2003 compared to $659,428 for the six months ended June 30, 2002. This increase is due primarily to increased costs associated with new hires and higher consultant fees (approximately $131,000), legal (approximately $192,000) and accounting fees (approximately $89,000) and other professional expenses associated with the development and marketing of new software, preparation of business plan, litigation and our reporting obligations. In addition, as we expand our sales and marketing efforts on securing long-term customer contracts, we expect selling, general and administrative expenses to increase in the near future.

         Depreciation and amortization for the six months ended June 30, 2003 increased 99% to $123,743 compared to $62,118 for the six months ended June 30, 2002. This increase was primarily due to amortization of B.E.S.T7.

         Net Loss. For the six months ended June 30, 2003, we had a net loss of $1,018,947 or $0.035 per share, compared with a net loss of $175,129 or $0.005 per share for the six months ended June 30, 2002. The net loss for the six months ended June 30, 2003 is primarily attributable to decreased sales and increased selling, general and administrative expenses and depreciation and amortization.

Liquidity and Capital Resources

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred negative cash flow from operations in recent years. As of June 30, 2003, we had cash of $67,933, net working capital deficiency of $986,631 and an accumulated deficit of $2,610,098. Our 2003 negative cash flows from operations and investment activities have been funded primarily through cash existing at December 31, 2002.

         Development work on our B.E.S.T.Net and B.E.S.T.Central originally was to have been completed during the third quarter of 2002 under the Master Consulting Services Agreement ("Consulting Agreement") we had with Cotelligent. Based on that target completion date, we estimated that we would have had sufficient working capital reserves from the net proceeds of approximately $2.4 million in financing provided by Cotelligent in August and December, 2002, to complete development work under the Consulting Agreement and meet our working capital requirements until revenues from those software solutions could be realized. Cotelligent received $5.1 million in preferred stock, of which $2.1 million was applied toward accounts receivable under the Consulting Agreement and $3 million in cash. From this cash, we paid Cotelligent approximately $300,000 in additional consulting fees. By March 2003, Cotelligent had not completed that development work. As a result, our launches of B.E.S.T.Net and B.E.S.T.Central have been delayed until we could complete development and testing of those solutions. We have continued to incur further unanticipated development expenses. Our revenues from sales of these solutions have not been realized when expected.

         We have recently taken steps to improve liquidity, including obtaining additional funding, reduction of our workforce and deferment of a portion of our Chief Executive Officer's and Chief Operating Officer's salaries. To meet current working capital requirements, our Chief Executive Officer has offered to make available to us immediately up to $160,000 from the proceeds of the refinancing of his residence. In addition, our Chief Operating Officer has also offered to make available to us in approximately 30 days up to an estimated $160,000 from the proceeds of the refinancing of his residence. We believe that these proceeds will be sufficient to meet our immediate working capital requirements while additional operations and development funds are sought.

         We have undertaken a realignment and reduction of our workforce during the past two months. Some of these terminated employees were rehired as consultants. Our Chief Executive Officer and Chief Operating Officer have deferred a portion of their own salaries as of June 30, 2003. We also have deferred payments on some payables to vendors as well as $83,000 in payroll tax withholdings after June 30, 2003, which we intend to pay promptly with proceeds made available to us from our Chief Executive Officer and Chief Operating Officer and/or other financing.

         We have held preliminary discussions with potential sources of debt and equity capital over the last several months and are optimistic that we can obtain sufficient capital to meet our capital requirements over the next six to 12 months as we meet certain strategic and operational milestones. Although development of our B.E.S.T.Net solution is substantially complete, the marketability of B.E.S.T.Net and B.E.S.T.Central will be greatly enhanced when we complete development of B.E.S.T.Central and the tie-in or interface between B.E.S.T.Net and B.E.S.T.Central and integration of B.E.S.T.7. We estimate that we will require approximately $275,000 to $350,000 to complete that development ourselves. We are optimistic that such funds can be raised through licensing arrangements for our existing solutions such as InsureBase, debt or equity investments from third parties.

         We also believe that our prospects for obtaining third party financing will be significantly enhanced once we have received one or more large orders for deployment of our InsureBase, Insured to Value, B.E.S.T.Net and/or B.E.S.T.Central solutions. We anticipate that we will begin to secure contracts for those solutions beginning in the fourth quarter of 2003.


         We recently engaged a firm to provide consulting and advisory services to us in connection with our capital raising efforts. We have received a proposal from a third party to advance up to $1 million in secured bridge funding to us for a term of six months with a two-month extension available. We believe that the net proceeds of this financing would be sufficient to meet our estimated operations and development costs for the next six to nine months. However, we would need to secure third party equity financing or longer term debt financing to take out the bridge loan within the next six months.


         If we are unsuccessful in raising any further capital, we believe that we can maintain sufficient operations by continuing sales of THE BLUEBOOK, B.E.S.T.7 and our InsureBase and Insured to Value solutions and reducing staff and re-negotiating certain accounts payable. If for any reason we were unable to secure sufficient funds to meet our development and marketing expenses for our other solutions, we believe that the Company could realize substantial proceeds from the sale or licensing of those solutions. Nonetheless, our future operations and shareholder value would be materially and adversely reduced.

         These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Net cash used in operating activities was $1,016,526 during the six months ended June 30, 2003 and net cash provided by operating activities was $1,191,795 for the same period in 2002. This decrease in net cash from operating activities was primarily due to increase of expenses.

         Net cash flows used in investing activities was $444,314 for the six months ended June 30, 2003 and $1,325,702 for the same period in 2002. The decrease in cash used for investing activities was primarily due to slowing down of the development of new software solutions.

         Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our primary short-term needs for capital are our product development efforts, our sales, marketing and administrative activities, working capital associated with increased sales of products and solutions, and capital expenditures relating to maintaining and developing our operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future products and solutions gain market acceptance, the extent to which products, solutions or technologies under development are successfully developed, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, the procurement and enforcement of intellectual property rights important to our business and the results of competition.


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

         Revenue is recognized when earned. Our revenue recognition policies for our existing revenues are in compliance with American Institute of Certified
Accountants Statements of Position 97-2 and 98-4, "Software Revenue Recognition. "Revenue from sales of The Bluebook and other ancillary products is recorded when the products are shipped. Revenue from the sale of a license agreement is recognized ratably on a straight-line basis over the product's life cycle. Certain contracts specify separate fees for the software and the ongoing fees for maintenance and other support. If sufficient verifiable objective evidence of the fair value of each element of the arrangement exists, the elements of the contract are unbundled and the revenue for each element is recognized as appropriate. Revenue received or receivable in advance of performance of services is deferred and included in deferred revenue.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect that the adoption of SFAS

No. 149 will have a significant effect on our financial statement presentation or disclosures.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect that the adoption of SFAS No. 150 will have a significant effect on our financial statement presentation or disclosures.

Risk Factors

         We anticipate future losses and may not be able to achieve sustained profitability.

         We have incurred net losses in recent years and, as of June 30, 2003, we had an accumulated deficit of $2.6 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in research and development and from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

         We are not generating positive cash flow from operations and may need additional capital and any required capital may not be available on acceptable terms or at all.

         We have incurred negative cash flow from operations on an annual basis in recent years. As of June 30, 2003, our cash on hand may not be sufficient to fund our operations through 2003. As a result, we may raise additional capital or pursue alternative strategies.

Our 2003 internal financial projections and strategic plan, as amended, indicates that our available cash, together with cash from operations and additional funding expected to be available, should be sufficient to fund our operations through the fourth quarter of 2003. Our 2003 internal financial projections and strategic plan, as amended, expects that we will reduce, but not eliminate, our negative cash flow from operations, primarily through increased revenue and continued control over operating expenses. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We expect to raise additional funds through one or more of the following: (1) sale of various products, solutions or marketing rights;
(2) licensing of technology; and (3) sale of equity and debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash.

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

         o the introduction of new products or solutions by us or by our competitors;

         o our distribution strategy and our ability to maintain or expand relationships with our existing user base and strategic partners;

         o        market acceptance of our current or new products or solutions;
                  and

         o competition and pricing pressures from competitive products or solutions.

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

         The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public technology companies have in the past been, and can in the future be expected to be, especially volatile. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

         o announcements of technological innovations or new products or solutions by us or by our competitors;

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

         We have limited resources to devote to solutions development and commercialization. If we are not able to devote adequate resources to solutions development and commercialization, we may not be able to develop our products and solutions.

         Our strategy is to develop software solutions addressing claims management. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

         o        improve market acceptance of our current solutions;

         o        complete development of new solutions; and

         o        successfully  introduce  and  commercialize  new  solutions.

         We have introduced some of our software solutions only recently and some of our solutions are still under development. Among our recently introduced solutions are B.E.S.T.7, InsureBase and Insured to Value. Although development of our B.E.S.T.Net solution is substantially complete, we currently have under development B.E.S.T.Central and the tie-in or interface between B.E.S.T.Net B.E.S.T.Central and integration of B.E.S.T.7. Because we have limited resources to devote to product development and commercialization, any delay in the development of one solution or reallocation of resources to solutions development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate additional revenue will decrease.

         In addition, our solutions may not achieve satisfactory market acceptance, and we may not successfully commercialize them on a timely basis, or at all. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected.

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


ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

         There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

            Our subsidiary is named a defendant in Cotelligent USA, Inc. v. The Bluebook International, Inc., a Demand for Arbitration (Demand) with the
American Arbitration Association against Bluebook, case no. 73 181 00185 03 RAMI. In the Demand, Cotelligent seeks to recover approximately $500,000 claimed to be due to Cotelligent for services rendered to it under the Consulting Services Master Agreement (as amended, the Consulting Agreement). Among other things, we believe that Cotelligent is not entitled to the amounts demanded and failed to perform the work and services in accordance with the Consulting
Agreement. We intend to defend this action aggressively and have asserted counterclaims against Cotelligent for breach of contract in the amount of approximately $2.6 million and other damage claims.

            Bluebook is named a defendant in Mason Yamashiro v. The Bluebook International Holding Company, Inc., et al., Orange County Superior Court Case No. 02CC14478. Bluebook, its transfer agent, X-Clearing Corporation, who is also a named defendant and has filed a cross-complaint that seeks indemnity against Bluebook, and Yamashiro have agreed to settle this litigation. The parties intend to sign the settlement agreement soon. Under the terms of the settlement agreement, Bluebook has agreed to pay Yamashiro an aggregate of five thousand dollars ($5,000) in two cash installments and issue to Yamashiro five thousand (5,000) shares of its common stock.

            Bluebook is also named a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that Bluebook wrongfully withheld the issuance and delivery of plaintiffs' Bluebook Holding shares, thereby damaging plaintiffs in the loss of the value of their Bluebook stock. Bluebook has no record of any stock ownership for one of the plaintiffs and, pending discovery, believes there is no basis for any claim against Bluebook. Bluebook does not dispute the stock ownership of the other plaintiffs. However, the transfer agent's records show that certificates representing those shares were delivered to plaintiffs, but plaintiffs claim that they do not have them and are seeking to have them re-issued free of any restrictive legends. Plaintiffs claim that they acquired "free-trading" shares in a private placement by Gama. We are in active settlement discussions with plaintiffs but will defend this suit fully if it proceeds.

         Bluebook has settled The Mentor Group v. Bluebook International, Inc., et al. L.A.S.C. Case No. BC 289914 case. Under the terms of the settlement agreement, we have agreed to pay the Mentor Group $15,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              Number       Description
              ------       -----------

                  31       Certification   of  Chief   Executive   Officer   and
                           Principal   Accounting  Officer  of  Periodic  Report
                           Pursuant to Rule 13(a)-15(e) or Rule 15d-15(e).

                  32       Certification   of  Chief   Executive   Officer   and
                           Principal   Accounting  Officer  of  Periodic  Report
                           Pursuant to 18 U.S.C. Section 1350.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                THE BLUEBOOK INTERNATIONAL HOLDING COMPANY


Date:  August 19, 2003          By: /s/ Mark A. Josipovich
                                    -------------------------------------------
                                    Mark A. Josipovich, Chief Executive Officer
                                    and Principal Accounting Officer