Form 10KSB/A
period 2001-12-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-10-21
CIK 1126577

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ANNUAL REPORT ON FORM 10-KSB


                                AMENDMENT NO. 3


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


                                    ANNUAL REPORT ON FORM 10-KSB/A-3


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

                                EXPLANATORY NOTE


This Amendment No. 3 to the Annual Report on Form 10-KSB/A-3 for the year ended December 31, 2001 is being filed for the purpose of amending Note 3 and Note 7 to Consolidated Financial Statements. All information in this Amendment No. 3 to the Annual Report on Form 10-KSB/A-3 is as of December 31, 2001 and does not reflect any subsequent information or events. For subsequent information and events, reference should be made to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as amended, and other reports filed under the Securities and Exchange Act of 1934 subsequent to the period covered by this Annual Report on Form 10-KSB/A-3.



                                     PART I


This Annual Report on Form 10-KSB/A-3 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results," set forth in Item 6 below. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB, Form 10-KSB/A, 10-KSB/A-2, and 10-KSB/A-3. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.



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

ITEM  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

RESTATEMENT


The Company has restated the consolidated balance sheet as of December 31, 2001 and the consolidated statements of operations and cash flows for the years ended December 31, 2001 and 2000. For additional information regarding the restatement, please refer to Note 3 to the consolidated financial statements included in "Item 7 Financial Statement"


     (a)  Introduction

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

3.   RESTATEMENT OF YEAR 2001 AND 2000 FINANCIAL STATEMENTS


         The accompanying financial statements for the year ended December 31, 2001 and 2000, have been restated to reflect the business combination between Bluebook International and Sole Proprietorship as a merger of business entities under common control as opposed to the purchase method of accounting, as previously reported, which only included the operations for the period dated October 1, 2000 to December 31, 2000. Accordingly the consolidated statements of operations include that of Sole Proprietorship from January 1, 2000. In addition, the Company understated deferred revenue, which resulted in an overstatement of revenue of $105,890 and $48,924 for the years ended December 31, 2001 and 2000, respectively (see Note 11). The Company also overstated program development costs, which resulted in an understatement of depreciation and amortization expense of $11,446 and $24,322 for the years ended December 31, 2001 and 2000, respectively (see Note 11). The following tables present the impact of these restatements:


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


         The holders of Series B Stock have a preferred return of capital in the amount of the purchase price totaling $2,050,000 and a right to convert such shares to common stock at the rate of the lesser of 75% of market value or $1.67 per share. The beneficial conversion feature is analogous to a dividend and was recognized as a return to the preferred shareholder at the date of issuance (the date of earliest conversion). Since the Company has no accumulated earnings, the dividend was recorded as a reduction in paid in capital, with a corresponding increase to paid in capital for the beneficial conversion feature. As such, the transaction had no financial statement effect.


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


                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amended report on Form 10-KSB/A-3 to be signed on the its behalf by the undersigned, hereunto duly authorized.



                                  THE BLUEBOOK INTERNATIONAL HOLDING COMPANY




Date: October 21, 2003            By: /s/ Mark A. Josipovich
                                  -------------------------------------------
                                  Mark A. Josipovich, President and Principal
                                    Accounting Officer


         In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities listed below on October 21, 2003.




Name                         Title
----                         -----

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