Form 10KSB/A
period 2002-12-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-10-21
CIK 1126577

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 2 to
                                   FORM 10-KSB


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


                                 FORM 10-KSB/A-2
                                      INDEX




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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     This  Annual   Report  on  Form   10-KSB/A-2   (Annual   Report)   contains
forward-looking statements. These forward-looking statements include predictions regarding our future:

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


     You can identify these and other forward-looking statements by the use of words such as "may," "expects," "anticipates," "believes," "estimates,", "continues," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.


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

     We believe our principal software solutions will expand the size and scope of our target markets and enhance our revenue potential. These software solutions may open up many new options for utilizing our software platforms as an installed or a remotely accessed software solution. These solutions can also be integrated as part of a larger enterprise solution that is designed to provide the insurance industry with tools to manage and control its productivity, personnel, pricing, vendors, reserves and claims payments at a reduced cost.

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

InsureBASE


     Developed by Bluebook and Basis100 Inc., InsureBASE is a residential property information system designed to help insurers mitigate the risks associated with determining and maintaining accurate replacement cost and values for residential properties in North America. This underwriting analytic tool combines the power of Basis' leading automated property valuation technology integrated with our industry known replacement cost database. The result is a product that generates, in most cases, a replacement cost for a residence within seconds. InsureBASE also provides current market value, property characteristics and an array of neighborhood and other underwriting information. We believe that this product minimizes undervaluation and distortion in ratings.


STRATEGIC PARTNERS

     We work with the following industry-leading companies to facilitate the development and marketing strategy of our technologies, products and services:

Microsoft


     We are part of a Microsoft initiative in the financial services industry called the Insurance Value Chain, or IVC. We are a Microsoft Certified Partner. The IVC may be marketed and promoted through existing internal Microsoft channels, including partners that work today with the insurance industry. The IVC was developed by Microsoft as part of a plan to deliver claims solutions to the insurance industry. The IVC technologies intend to deliver both return on investment and short time to market with scalable, enterprise-level solutions that will bypass or overcome the limitations of existing legacy systems and provide cross-platform, multi line insurance solutions. Microsoft may also take an active role in deployment, implementation, integration and support of our products and services as part of the IVC. Our role in the IVC is to provide software solutions for claims facilitation, management and auditing.


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


Cisco


     Cisco accepted us into its IQ Eco system program. Through the IQ Eco system, Cisco assists a small number of selected providers by offering integrating and marketing products to Cisco customers. As a member of this program, we plan to work with Cisco to deliver our products and services to the insurance industry.


Basis100


     Basis100 and Bluebook jointly launched InsureBase, a replacement cost calculator that combines Basis100's automated property valuation technology, or AVN, and our proprietary replacement cost database. Basis100 is a technology solutions provider for the financial services industry. This scalable underwriting analytical tool is designed to mitigate risks associated with determining and maintaining accurate replacement cost values for residential purposes.


Intuit


     Our B.E.S.T.7 field estimating software integrates with Intuit's Quickbooks accounting software program. We are one of Intuit's partners in the construction and insurance industries.

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



     As  the  market  for  claims  management   solutions  evolves,   additional
technologies may become available for facilitating claims management and processing. To the extent that these products or solutions provide the ability to integrate claims information from, among other participants, the agent, insurer, administrator, vendor and supplier into the claims process, they may compete with our current and future software solutions. Software companies, insurance companies or other companies may develop competitive products or solutions. We believe the competitive factors in this market include product solution performance and features, product or solution reliability, price, ability to meet delivery schedules, customer support and technical support.


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

ITEM 2.  PROPERTIES


     Our principal administrative, sales and marketing, customer support, and research and development facilities are located in approximately 3,732 square feet of leased office space in Lake Forest, California. We sublease this office space from Carl Zeiss IMT Corporation, a New York corporation, The Master Landlord of the premisis is Pacific Gulf Properties, a Maryland Corporation, which assigned its interest in the underlying lease to Cal-West Industrial Properties, LLC, a California limited liability company. This sublease will expire on July 31, 2004. The monthly base rent for the first year is $4,000, and thereafter, it is adjusted as follows: $4,080.00 on October 15, 2002 and $4,162.00 on October 15, 2003 for the remainder of the term. We do not have any policies with respect to investments in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS


     On September 11, 2002, Bluebook was named a defendant in Mason Yamashiro v. Bluebook International Holding Company, Inc., et al., Orange County Superior Court Case No. 02CC14478. This litigation arises from a stock purchase agreement and put agreement that the plaintiff entered into with a third party to purchase stock in Bluebook Holding. Plaintiff alleges that the other defendants were acting as Bluebook Holding's agents in carrying out the acts and in failing to perform certain acts alleged in the amended complaint. Thus, plaintiff alleges that Bluebook Holding and/or its alleged agents failed to perform under the agreements and that Bluebook Holding, through its representatives, issued fraudulent statements to induce the plaintiff to enter into the agreements. The plaintiff also alleges that Bluebook Holding breached the fiduciary duties it allegedly owed plaintiff as a result of his status as a shareholder. The compaint seeks compensatory damages in excess of $200,000, punitive and consequential damages and costs of bringing suit. Our transfer agent, Global Securities Transfer, Inc., is also named as a defendant and has filed a cross-complaint that seeks indemnity from Bluebook. We intend to defend these claims vigorously.

     On February 3, 2003, Bluebook was also named as a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that Bluebook wrongfully withheld the issuance and delivery of plaintiffs' Bluebook Holding shares, thereby damaging plaintiffs in the loss of the value of their Bluebook stock. Bluebook has no record of any stock ownership for one of the plaintiffs. Bluebook does not dispute the stock ownership of the other plaintiffs. However, the transfer agent's records show that certificates representing those shares were delivered to plaintiffs, but plaintiffs claim that they do not have them and are seeking to have them re-issued free of any restrictive legends. Plaintiffs claim that they acquired "free-trading" shares in a private placement by Gama. We are in active settlement discussions with plaintiffs but will defend this suit fully if it proceeds.

     In the The Mentor Group v. Bluebook International, Inc., et al. L.A.S.C. Case No. BC 289914, The Mentor Group filed a complaint on February 6, 2003 against Bluebook alleging causes of action for (1) common count, (2) account stated, (3) breach of written contract, and (4) breach of oral contract based on The Mentor Group's allegation that Bluebook owes $23,000 for labor and services provided to Bluebook by The Mentor Group. The complaint seeks $23,000 plus 18% interest from December 6, 2001 and $1,096.60 in additional unspecified damages. Bluebook has filed an answer to the complaint that denies the allegations in the complaint. Bluebook intends to defend this action.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Our common stock is traded on the OTC Bulletin Board under the symbol "BBIC." The following table sets forth the high and low bid information of the common stock for the quarters indicated as quoted on the OTC Bulletin Board.


                               2001               2002
                         High       Low      High       Low
     First Quarter      $ 0.37(1)  $0.25     $7.00     $4.65
     Second Quarter     $ 1.18     $1.05     $6.95     $2.05
     Third Quarter      $ 8.60     $1.05     $2.20     $1.20
     Fourth Quarter     $14.00(2)  $4.75     $2.00     $0.30


     Notes
     -----
     1.   Trading under ticker symbol GMPC.
     2.   Trading under ticker symbol BBIC as of November 9, 2001.


     The source of the above high and low bid information is the Yahoo!Finance website at http://finance.yahoo.com. The above quotations represent prices between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.


     According to the records of our transfer agent, we had 159 shareholders of record of our common stock at April 2, 2003.


     In August 2002 we entered into a Stock Purchase Agreement with Cotelligent, Inc ("Cotelligent") in which we agreed to issue to them 5,316,704 shares of our newly authorized Series C Preferred Stock at a stated value of $.959241 per share, for aggregate proceeds of $5,100,000. Of this amount, $3,000,000 was issued for cash, and $2,100,000 was issued in exchange for services rendered by Cotelligent. The Company received net proceeds of $4,544,680, after investment banking fees and other closing costs which included cash of $2,444,680 and extinguishment of outstanding accounts payable of $2,100,000 incurred in the acquisition of program development costs

     The holder of Series C Preferred Stock has the right to cause us to repurchase the Series C Preferred Stock at approximately $0.96 per share beginning on the earlier of August 19, 2006 or upon the occurrence of a "Liquidation" event. A "Liquidation" event includes (a) a liquidation, dissolution or winding up of the Company, (b) sale of all or substantially all of the assets to a party not controlled by or in common control with the Company or the Series C Holder, or (c) an acquisition or merger of the Company in which more than 50% of the control of the Company is transferred to a unaffiliated third party. This repurchase right will expire on August 19, 2008. The Series C Holder may convert the Series C Preferred Stock into common stock at any time on a one-for-one basis. The Series C Holder may be entitled to additional common stock upon (a) any issuance of equity securities below the price per share of Series C Preferred Stock paid by the Series C Holder, subject to certain exceptions or (b) the failure by the Company to meet certain gross revenue and gross profit targets for the 12-month period ending January 31, 2005. The Series C Preferred Stock is entitled to certain voting rights. The Series C Holder has the same voting rights as common stock holders with each share of Series C Preferred Stock having that number of votes such holder would receive if it had converted into common stock. In addition, the Company may not take certain actions without consent of at least 50% of the issued and outstanding Series C Preferred Stock.


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

RECENT EVENTS


     We recently terminated the Consulting Services Master Agreement between Cotelligent and Bluebook International under which Cotelligent was required to complete and initially deliver B.E.S.T.Net to us in August 2002. We took this action because we lost confidence in Cotelligent's ability to complete development of these products after many months of delays. In March 2003, Cotelligent refused to continue further development work unless we agreed to pay over $400,000 in invoices, which exceed the total project cost provided in the Consulting Agreement. We dispute that any further amounts are due under the Consulting Agreement. As a result, our launch of B.E.S.T.Net and B.E.S.T.Central was delayed and revenues from sales of these products were not realized when expected. We have engaged HCL Technologies Limited, a Microsoft Certified Partner, to complete development of B.E.S.T.Net and B.E.S.T.Central products and have obtained an estimate of $275,000 to $350,000 to complete their development. We may seek to recover this amount from Cotelligent; however, there can be no assurance that we will successfully recover these costs.


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

LIQUIDITY AND CAPITAL RESOURCES


     We have incurred negative cash flow from operations in recent years. As of December 31, 2002 we had cash of $1,528,773 accumulated deficit of $1,591,151 and working capital of $375,024. Our 2002 negative operating cash flows were funded primarily through the sale of various products and a private financing. We have no material commitments for capital expenditures as of December 31, 2002.


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


     In August and December of fiscal year 2002, we issued an aggregate 5,316,704 shares of Series C Preferred Stock at a stated value of $0.959241 per share to Cotelligent for aggregate proceeds of $5,100,00. We obtained net proceeds of approximately $4.5 million in this private financing. The total purchase price was paid for by Cotelligent with a combination of cash of
$2,444,680, and services or extinguishment of $2.1 million of outstanding accounts payable. In connection with this financing, we also entered into the Consulting Agreement with Cotelligent under which Cotelligent was to complete development of B.E.S.T.Net and B.E.S.T.Central, which has recently been terminated. (See "Recent Events.") Prior to termination of the Consulting Agreement, we paid Cotelligent $2,413,375 for its services.


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


     Net cash used in operating activities was $173,249 in the year ended December 31, 2002, compared to $689,645 used in operating activities for the year ended December 31, 2001. The decrease in net cash used in operating activities is primarily attributable to an increase in accounts payable of $744,140 in 2002.

     Net cash used in investing activities for the year ended December 31, 2002 totaled $979,480 and was primarily the result of $947,144 invested in program development and $24,961 in purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2001 totaled $176,883 and was primarily the result of $88,554 invested in program development, $47,465 in purchases of property and equipment and $36,702 in purchase of intangible assets. Net cash provided by financing activities for the year ended December 31, 2002 was $2,444,680 and resulted from net proceeds of our sale of Series C Convertible Redeemable Preferred Stock, compared to $940,000 for the year ended December 31, 2001, which resulted from net proceeds of our sale of Series B Preferred Stock. Other than the net proceeds that we received from the Series C Preferred Stock Financing, we have no external sources of liquidity as of December 31, 2002.

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

ITEM 7.    FINANCIAL STATEMENTS




                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
                                 AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
                                 AND SUBSIDIARY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                TABLE OF CONTENTS



                                                                            PAGE
Independent auditors' report                                                  1

Independent auditors' report                                                  2

FINANCIAL STATEMENTS

Consolidated balance sheets                                                   3

Consolidated statements of operations                                         4

Consolidated statements of stockholders' equity (deficiency)                  5

Consolidated statements of cash flows                                       6-7

Notes to consolidated financial statements                                 8-18

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
The Bluebook International Holding Company and Subsidiary


We  have  audited  the  accompanying  consolidated balance sheet of The Bluebook
International Holding Company and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of The Bluebook International Holding Company and Subsidiary as of December 31, 2002, and the results of its operations, stockholders' deficiency and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss from operations of $1,003,938, negative cash flow from operations of $173,249 and has a net stockholders' deficiency of $991,541 as of December 31, 2002 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Weinberg  &  Company,  P.A.

Weinberg & Company, P.A.
Los Angeles, California
March 27, 2003

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors
The  Bluebook  International  Holding  Company  and  Subsidiary


We  have  audited  the  accompanying  consolidated balance sheet of The Bluebook
International Holding Company and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of The Bluebook International Holding Company and Subsidiary as of December 31, 2001, and the results of its operations, stockholders' deficiency and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


GOOD SWARTZ BROWN & BERNS LLP.


/s/ Good Swartz Brown & Berns LLP

Los Angeles, California
March 29, 2002, except for Note 9 as to which the date is September 10, 2002.

                      THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 2002 AND 2001


                                                                                 2002         2001
                                                                             ------------  ----------
                                                ASSETS

CURRENT ASSETS
  Cash                                                                       $ 1,528,773   $ 236,822
  Accounts receivable                                                             36,931           -
  Prepaid expenses and other                                                      65,621       3,225
                                                                             ------------  ----------

    Total current assets                                                       1,631,325     240,047
                                                                             ------------  ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $98,890 and $69,099 in 2002 and 2001, respectively                           88,974      93,803
                                                                             ------------  ----------

OTHER ASSETS
  Program development costs, net of accumulated amortization
     of $234,917 and $166,790 in 2002 and 2001, respectively                   3,156,856     177,840
  Intangibles, net of accumulated amortization
     of $10,414 and $1,658 in 2002 and 2001, respectively                         32,808      35,044
  Other assets                                                                     5,017       4,162
                                                                             ------------  ----------

                                                                               3,194,681     217,046
                                                                             ------------  ----------

  TOTAL ASSETS                                                               $ 4,914,980   $ 550,896
                                                                             ============  ==========

                          LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                          943,196   $ 199,056
  Due to stockholders and related party                                          107,491           -
  Deferred revenue                                                               205,614     339,443
                                                                             ------------  ----------

    Total current liabilities                                                  1,256,301     538,499
                                                                             ------------  ----------

DEFERRED REVENUE, net of current portion                                         105,540           -
                                                                             ------------  ----------

COMMITMENTS & CONTINGENCIES

SERIES C CONVERTIBLE  PREFERRED STOCK,
  $.0001 par value, 5,316,704 shares issued and outstanding in 2002            4,544,680           -
                                                                             ------------  ----------

STOCKHOLDERS' (DEFICIENCY) EQUITY
  Preferred stock, $.0001 par value, 10,000,000 shares (2002) and
        5,000,000 shares (2001) authorized                                             -           -
  Series B Convertible Preferred Stock, $.0001 par value; 10,000,000 shares
       authorized, 2,050 shares issued and outstanding in 2002 and 2001                -           -
  Common Stock, $.0001 par value; 50,000,000 shares authorized;
       28,733,411 and 38,733,411 shares issued and outstanding
       in 2002 and 2001, respectively                                              2,873       3,873
  Additional paid in capital                                                     596,737     595,737
  Accumulated deficit                                                         (1,591,151)   (587,213)
                                                                             ------------  ----------

  TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY                                       (991,541)     12,397
                                                                             ------------  ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY                    $ 4,914,980   $ 550,896
                                                                             ============  ==========

          See Accompanying Notes to Consolidated Financial Statements.

                 THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                    2002          2001
                                                                ------------  ------------
REVENUE, net                                                    $   859,205   $   694,097
                                                                ------------  ------------

OPERATING EXPENSES
  Selling, general and administrative                             1,756,467     1,016,516
  Depreciation and amortization                                     106,676        94,253
  Proprietor's draw in lieu of salary                                     -       121,611
                                                                ------------  ------------

  Total operating expenses                                        1,863,143     1,232,380
                                                                ------------  ------------


NET LOSS                                                        $(1,003,938)  $  (538,283)
                                                                ============  ============

Weighted average number of shares of common stock outstanding,
  basic and diluted                                              34,983,411    38,733,411
                                                                ============  ============

Loss per share, basic and diluted                               $     (0.03)  $     (0.01)
                                                                ============  ============

          See Accompanying Notes to Consolidated Financial Statements.

                                  THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                       FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                           COMMON STOCK       PREFERRED STOCK
                                      ----------------------  ---------------     ADDITIONAL      ACCUMULATED
                                         SHARES      AMOUNT   SHARES  AMOUNT    PAID IN CAPITAL     DEFICIT        TOTAL
                                      ------------  --------  ------  -------  -----------------  ------------  ------------
Balance, January 1, 2001               32,700,000   $ 3,270                    $       (310,958)  $   (48,930)  $  (356,618)
Issuance of Series B preferred stock                           1,000        -                 -                           -
Issuance of Series B preferred stock                           1,050        -           960,000                     960,000
Merger with Gama Computer               6,033,411       603                                (603)                          -
Post merger assumption of
    Gama Computer's liabilities                                                         (52,702)                    (52,702)
Net loss                                                                                             (538,283)     (538,283)
Balance, December 31, 2001             38,733,411     3,873    2,050        -           595,737      (587,213)       12,397
Cancellation of stock                 (10,000,000)   (1,000)                              1,000                           -
Net loss                                                                                           (1,003,938)   (1,003,938)
                                      ------------  --------  ------  -------  -----------------  ------------  ------------
Balance, December 31, 2002             28,733,411   $ 2,873    2,050  $     -  $        596,737   $(1,591,151)  $  (991,541)
                                      ============  ========  ======  =======  =================  ============  ============

                              See Accompanying Notes to Consolidated Financial Statements.

                               THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                        2002         2001
                                                                                    ------------  ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         $(1,003,938)  $(538,283)
   Adjustment to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                    106,674      94,253
   Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                                              (36,931)          -
       Prepaid expenses and other                                                       (62,396)     (3,225)
     Increase (decrease) in:
       Accounts payable and accrued expenses                                            744,140    (161,219)
       Due to stockholders and related party                                            107,491           -
       Deferred revenue                                                                 (28,289)    (81,171)
                                                                                    ------------  ----------

   NET CASH USED IN OPERATING ACTIVITIES                                               (173,249)   (689,645)
                                                                                    ------------  ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                   (24,961)    (47,465)
   Investment in program development costs                                             (947,144)    (88,554)
   Purchase of intangible assets                                                         (6,520)    (36,702)
   Other assets                                                                            (855)     (4,162)
                                                                                    ------------  ----------

   NET CASH USED IN INVESTING ACTIVITIES                                               (979,480)   (176,883)
                                                                                    ------------  ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of preferred stock Series B                                         -     960,000
   Proceeds from sale of Series C Convertible Redeemable Preferred Stock              2,444,680           -
   Payments on loan from stockholder                                                          -     (20,000)
                                                                                    ------------  ----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                          2,444,680     940,000
                                                                                    ------------  ----------

 NET INCREASE IN CASH                                                                 1,291,951      73,472
 CASH, BEGINNING OF THE YEAR                                                            236,822     163,350
                                                                                    ------------  ----------
 CASH, END OF THE YEAR                                                              $ 1,528,773   $ 236,822
                                                                                    ============  ==========

                          See Accompanying Notes to Consolidated Financial Statements.

                                                                                        2002         2001
                                                                                    ------------  ----------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the year for:
   Interest                                                                         $    22,701   $       -
                                                                                    ============  ==========
   Income taxes                                                                     $     2,378   $   1,990
                                                                                    ============  ==========


 Supplemental disclosure of non-cash investing and financing activities:
   Issuance of Series C Preferred Stock for extinguishment
     of accounts payable incurred in the acquisition of program development costs   $ 2,100,000   $       -
                                                                                    ============  ==========
   Post merger assumption of Gama Computer's liabilities                            $         -   $  52,702
                                                                                    ============  ==========

                       See Accompanying Notes to Consolidated Financial Statements.


            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

     Background of the Company

     The Bluebook International Holding Company (the "Company") was incorporated as Gama Computer Corporation in Delaware on December 18, 1997. On January 9, 1998, the Company merged with Gama, Inc., a Colorado corporation, and Gama Computer Corporation became the surviving company. On September 24, 2001, Gama
Computer Corporation entered into a certain Agreement and Plan of Merger (the "Agreement") with (a) The Bluebook International, Inc., a Nevada corporation ("Bluebook International"); (b) Bluebook Acquisition Corp., a Nevada corporation, wholly owned by the Company ("Acquisitions"); (c) each of Mark A. Josipovich, Daniel T. Josipovich, Daniel E. Josipovich and Dorothy E. Josipovich (each, a "Bluebook Stockholder"); and (d) Andrew Hromyk. Among other things, the Agreement provided for the Company's purchase from the Bluebook Stockholders of all of the issued and outstanding capital stock of Bluebook International in exchange for the issuance of an aggregate of 32,700,000 shares of the Company's authorized but unissued Common Stock (the "Exchange").

     Effective October 1, 2001, the Company underwent a change of control in connection with the consummation of the Exchange in which (i) Andrew Hromyk, the Company's only executive officer, resigned his position, and the Board of Directors appointed Mark A. Josipovich to serve as the Company's President, Chief Executive Officer, Chief Financial Officer and Secretary and Daniel T. Josipovich to serve as the Company's Chief Operations Officer; (ii) the Company's majority stockholder surrendered and subsequently cancelled 19,200,000 shares and (iii) the Bluebook Stockholders became the holders of an aggregate of 32,700,000 shares of the Company's Common Stock, or approximately 84.4% of the Company's Common Stock issued and outstanding after the consummation of the Exchange. In addition, effective October 1, 2001, Daniel E. Josipovich and Dorothy E. Josipovich were jointly issued 1,000 shares of Series A Convertible Preferred Stock with voting rights in exchange for the cancellation of a related party note of $1,000,000 (see note 7). Upon consummation of the Exchange, Mr. Hromyk resigned as the then-sole member of the Company's Board of Directors.

     At consummation of the Exchange on October 1, 2001, the Company acquired all of the 7,083,332 issued and outstanding capital shares of Bluebook International, and issued a total of 32,700,000 shares of Common Stock to the Bluebook Stockholders. Immediately following the Exchange, the Company had a total of 38,733,411 shares of Common Stock issued and outstanding. As a result of the Exchange, Bluebook International become a wholly owned subsidiary of the Company. Immediately following the Exchange, the Company caused Acquisitions and Bluebook International to be merged pursuant to a Certificate of Merger filed with the California Secretary of State on October 4, 2001 (the "Merger"). Acquisitions survived the Merger, and concurrently Acquisitions changed it name to the Bluebook International, Inc. (the "Surviving Subsidiary"). On November 6, 2001, the Company changed its name from GAMA Computer Corporation to The Bluebook International Holding Company. The Company intends to continue to hold the Surviving Subsidiary as a wholly owned subsidiary of the Company and intends to cause the Surviving Subsidiary to continue the operations of Bluebook International, as more fully described below.

     Bluebook International was incorporated on December 5, 2000 under the laws of the State of Nevada. On September 15, 2001, the Company purchased all of the business assets owned by Daniel E. Josipovich and Dorothy E. Josipovich, husband and wife (the "Sole Proprietorship"), used in the business of creating, developing and distributing products and services related to The Bluebook of Cleaning, Reconstruction and Repair Cost (the "Bluebook") and Bluebook Estimating Software Technology ("B.E.S.T.") for over 38 years.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

     The consolidated financial statements include the accounts of The Bluebook International Holding Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated.

     Business  activity

     Until September 15, 2001, the Company was in a development stage. After September 15, 2001 when it was acquired, the principal business of the Company has been developing and selling The Bluebook and B.E.S.T. The Bluebook is a book in the form of both a desk and pocket size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T. is a software format of The Bluebook which allows subscribers the option to retrieve The Bluebook data and calculate the cost to clean, reconstruct or repair, then file claims electronically. Currently the Company is developing B.E.S.T. Net (TM) and B.E.S.T. Central (TM), web-based cost estimation and claims management software.

     Going  Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss from operations of $1,003,938 a negative cash flow from operations of $173,249 and has a net stockholders' deficiency of $991,541 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

     The Company has incurred negative cash flow from operations in recent years. As of December 31, 2002 the Company had cash of $1,528,773 and an accumulated deficit of $1,591,151. Our 2002 negative operating cash flows were funded primarily through the sale of various products and private financings. The Company believes it has sufficient cash to fund its operations through the second quarter of 2003, excluding any costs associated with outside vendors to complete the development of B.E.S.T.Net and B.E.S.T.Central. The Company intends to seek additional capital in the next six months through additional private placements or sale of various products. If it is not successful in raising additional capital, it can reduce operating expenses through headcount reductions in restructurings. We do not expect any significant impact on our products and sales from such restructurings; however, they would adversely affect development of new products.

     Use  of  estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities., disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period certain reported amounts and disclosures. Actual results could differ from those estimates.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     Fair  value  of  financial  instruments

     Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale of liquidation. The Company believes that the carrying value of its cash, receivables, accounts payable, and accrued liabilities as of December 31, 2002 and 2001 approximates their respective fair values due to the demand or short-term nature of those instruments.

     Property  and  equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method of depreciation over estimated useful lives of the related assets ranging from 3 to 7 years.

     Program  development  costs


     The Company accounts for internally developed and purchased software in program development costs in accordance with Statement of Financial Accounting Standard No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The capitalization of computer software begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The cost of purchased computer software is capitalized only if it has an alternative future use. Costs of purchased computer software that has no alternative future use is accounted for in the same manner as the costs incurred to internally develop such software. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.


     Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Software development costs are amortized using the straight-line method over the expected life of the product.


     The carrying value of software and development costs is reviewed regularly by the Company to determine if there has been an impairment loss that needs to be recognized. As of December 31, 2002, the Company reviewed the program development costs for impairment and determined that such costs are recoverable.


     Intangible  assets

     Intangible assets consist of customers list, graphic arts and other. Graphic arts and other are amortized over the estimated useful life of 5 years. Customer list is amortized over the estimated useful life of 10 years.

     Loss per common share

     Basic loss per share is calculated by dividing net loss available to common Stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company has no outstanding options or warrants, basic and diluted loss per share are the same for the years ended December 31, 2002 and 2001.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     Revenue recognition


     The Company's revenue recognition policies for its existing revenues are in compliance with American Institute of Certified Accountants Statements of Position 97-2 and 98-4, "Software Revenue Recognition." Revenue is recognized as earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occured or services have been rendered; the price to the buyer is fixed or determinable, and; collectibility is reasonably assured. Revenue from sales of The Bluebook and other ancillary products is recorded when the products are shipped. Revenue from the sale of a license agreement is recognized ratably on a straight-line basis over the product's life cycle. Certain contracts specify separate fees for the software and the ongoing fees for maintenance and other support. If sufficient verifiable objective evidence of the fair value of each element of the arrangement exists, the elements of the contract are unbundled and the revenue for each element is recognized as appropriate. Revenue received or receivable in advance of performance of services is deferred and included in deferred revenue.


     Income taxes

     The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to difference between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year.

     Recent financial accounting standards

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements

     In  July  2002, the FASB issued SFAS No. 146, "Accounting for Restructuring
Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with the earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company believes the adoption of this Statement will have no material impact on its financial statements.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

     The future success or failure of the Company is dependent primarily upon the efforts of Mark A. Josipovich and Daniel T. Josipovich, two of the Company's principal founders. The Company has insurance covering such officers' liability and term life insurance. The Company has entered into two-year employment contracts with the key officers of the Company.

     Concentration  of  credit  risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist principally of cash and receivables. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash. The Company's trade receivables are due from a broad customer base and each individual receivable amount constitutes a relatively small value.

2.   PROPERTY  AND  EQUIPMENT

     Property and equipment consists of the following as of December 31, 2002 and 2001:

                                                2002      2001
                                              --------  --------
               Furniture                      $ 43,714  $ 42,607
               Office equipment                144,150   120,295
                                              --------  --------
                                               187,864   162,902
               Less accumulated depreciation    98,890    69,099
                                              --------  --------

                                              $ 88,974  $ 93,803
                                              ========  ========

     Depreciation expense charged to operations in 2002 and 2001 was $29,791 and $25,171, respectively.

3.   PROGRAM DEVELOPMENT COSTS

     Program development costs consist of the following as of December 31, 2002 and 2001:

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                   2002       2001
                                                ----------  --------
               Cost of developed software       $  265,911  $265,912
               Cost of software in development   3,125,862    78,718
                                                ----------  --------
                                                 3,391,773   344,630
               Less accumulated amortization       234,917   166,790
                                                ----------  --------

                                                $3,156,856  $177,840
                                                ==========  ========

     Amortization of program development costs charged to operations in 2002 and 2001 was $68,127 and $67,424 respectively. As of December 31, 2002, program development costs consist primarily of the Company's investments in B.E.S.T.7, B.E.S.T.Net and B.E.S.T.Central which are expected to be placed in service during 2003 The following is a schedule by years of future minimum amortization of programming costs as of December 31, 2002:

                  YEAR ENDING DECEMBER 31,    AMOUNT
                  ------------------------  ----------


                  2003                      $  535,270
                  2004                         881,698
                  2005                         720,052
                  2006                         712,300
                  2007 and after               307,536
                                            ----------
                     Total                  $3,156,856
                                            ==========

4.   INTANGIBLE ASSETS

     Intangible assets consist of the following as of December 31, 2002 and 2001:

                                               2002     2001
                                              -------  -------
               Graphic arts & other           $38,212  $31,692
               Customer list                    5,010    5,010
                                              -------  -------
                                               43,222   36,702
               Less accumulated amortization   10,414    1,658
                                              -------  -------
                                              $32,808  $35,044
                                              =======  =======

     Amortization of intangibles charged to operations in 2002 and 2001 was $8,756 and $1,658, respectively. The following is a schedule by years of future minimum amortization of intangible assets as of December 31, 2002:

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                  YEAR ENDING DECEMBER 31,  AMOUNT
                  ------------------------  -------


                  2003                      $ 9,105
                  2004                        8,941
                  2005                        6,736
                  2006                        5,248
                  2007 and after              2,778
                                            -------
                     Total                  $32,808
                                            =======

5.   CAPITAL STOCK TRANSACTIONS

     Common  Stock
     -------------

     Pursuant to the merger agreement, effective October 1, 2001, the Company acquired all of the issued and outstanding capital stock of Bluebook International, and issued a total of 32,700,000 shares of common stock to the Bluebook stockholders. The Company's then majority stockholder surrendered and cancelled 19,200,000 shares of its common stock.

     On November 6, 2001, the Company effected a three-for-one stock split of its common stock. All common stock shares and per share amounts have been restated to reflect the effect of the split.

     On August 19, 2002, the Company retired 10,000,000 shares the Company's common stock that were returned to the Company by certain stockholders. Such shares were returned in order to facilitate the completion of the offering of the Series C Convertible Preferred Stock.

     Preferred Stock
     ---------------

     During 2002 the Company amended its Articles of Incorporation to increase the number of authorized shares of Preferred Stock from 5,000,000 to 10,000,000 shares.

     Series A and B Convertible Preferred Stock
     ------------------------------------------

     Effective October 2001, Daniel E. Josipovich and Dorothy E. Josipovich, were jointly issued 1,000 shares of Series A Convertible Preferred Stock in exchange for cancellation of a note payable due Bluebook International, Inc (a related party) in the amount of $1,000,000. Also effective October 2001, the Company sold 1,050 shares of Series A Convertible Preferred Stock to a third party for net proceeds of $960,000.

     The Series A Convertible Preferred Stock ("Series A Stock") was subsequently cancelled during 2001 and exchanged for Series B Convertible Preferred Stock with a $.0001 par value ("Series B Stock") in order to correct a mistake that was made to the certificate of designation that had been filed with the Delaware Secretary of State to establish the preferences for the Series A Stock. All 2,050 shares of Series A Stock have been cancelled and replaced with 2,050 Series B Stock. No additional shares of Series B Stock were issued, and the Company has not authorized the issuance of any additional Series B Stock.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



     The holders of Series B Stock have a preferred return of capital in the amount of the purchase price totaling $2,050,00.00 and a right to convert such shares to common stock at the rate of the lesser of 75% of market value or $1.67 per share. This beneficial conversion feature is analogous to a dividend and was recognized as a return to the preferred shareholder at the date of issuance (the date of earliest conversion). Since the Company has no accumulated earnings, the dividend was recorded as a reduction in paid in capital, with a corresponding increase to paid in capital for the beneficial conversion feature. As such, the transaction had no financial statement effect. In the event of liquidation, the stockholders of the Series B Stock shall be entitled to receive an amount equal to $1,000 per share, plus any accrued and unpaid dividends. The stockholders of the Series B Stock have the same voting rights as each share of Common Stock.


     The Company has the right to repurchase all of the outstanding shares of Series B Convertible Preferred Stock as follows (i) prior to the date which is eighteen months following the day on which the Company receives payment in full, 120% of the purchase price; or (ii) on or after the date which is eighteen months following the issuance date, 130% of the purchase price.

     Series  C  Convertible  Preferred  Stock
     ----------------------------------------

     In August 2002 the Company entered into a Stock Purchase Agreement with Cotelligent, Inc ("Cotelligent") in which the Company agreed to issue to them 5,316,704 shares of the company's newly authorized Series C Preferred Stock at a stated value of $.959241 per share, for aggregate proceeds of $5,100,000. Of this amount, $3,000,000 was issued for cash, and $2,100,000 was issued in exchange for services rendered by Cotelligent. The Company received net proceeds of $4,544,680, after investment banking fees and other closing costs which included cash of $2,444,680 and extinguishment of outstanding accounts payable of $2,100,000 incurred in the acquisition of program development costs

     The holder of Series C Preferred Stock ("Series C Holder") has the right to cause the Company to repurchase the Series C Preferred Stock at approximately
$0.96 per share beginning on the earlier of August 19, 2006 or upon the occurrence of a "Liquidation" event. A "Liquidation" event includes (a) a liquidation, dissolution or winding up of the Company, (b) sale of all or substantially all of the assets to a party not controlled by or in common control with the Company or the Series C Holder, or (c) an acquisition or merger of the Company in which more than 50% of the control of the Company is transferred to a unaffiliated third party. This repurchase right will expire on August 19, 2008. The Series C Holder may convert the Series C Preferred Stock into common stock at any time on a one-for-one basis. The Series C Holder may be entitled to additional common stock upon (a) any issuance of equity securities below the price per share of Series C Preferred Stock paid by the Series C Holder, subject to certain exceptions or (b) the failure by the Company to meet certain gross revenue and gross profit targets for the 12-month period ending January 31, 2005. The Series C Preferred Stock is entitled to certain voting rights. The Series C Holder has the same voting rights as common stock holders with each share of Series C Preferred Stock having that number of votes such holder would receive if it had converted into common stock. In addition, the Company may not take certain actions without consent of at least 50% of the issued and outstanding Series C Preferred Stock.

6.   INCOME  TAXES

     As of December 31, 2002, the Company had Federal net operating loss carryforwards of approximately $1,175,000 expiring in various years through 2022, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods

     Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of a portion of the Company's federal net operating loss carryforwards may be limited as a result of changes in stock ownership in prior fiscal years.

     The Company's net deferred tax assets (using a federal corporate income rate of 34%) consist of the following at December 31, 2002 and 2001:

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                          2002        2001
                                                       ----------  ----------
               Benefit of operating loss carryforward  $ 470,000   $ 191,000
               Increase in valuation allowance          (470,000)   (191,000)
                                                       ----------  ----------
               Net deferred tax asset                  $       -   $       -
                                                       ==========  ==========

     As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at December 31, 2002 and 2001. The provision for income taxes using the statutory federal income tax rate as compared to the Company's effective tax rate is summarized below:

                                    December 31,
                                    ------------
                                    2002   2001
                                    -----  -----

          Tax expense (benefit) at
          statutory rate            (34%)  (34%)
          Adjustments to change in
          valuation allowance         34%    34%
                                    -----  -----

                                         -    -
                                      ====  ====

7.   RELATED PARTY TRANSACTIONS


     Effective as of January 1, 2002, Bluebook International entered into a consulting agreement with Daniel E. Josipovich, father of our executive officers Mark A. Josipovich and Daniel T. Josipovich. Aggregate fees paid or payable to Daniel E. Josipovich for consulting services rendered and related expenses during the years ended December 31, 2002 and 2001 were $189,708 and $53,000, respectively.


     As part of the Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, the Company is obligated to pay a royalty to Daniel E. and Dorothy Josipovich in the amount of 6% of net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by the Company, less any returns, rebates, discounts, allowances, rejections and credits, and less the actual out-of-pocket costs and expenses incurred, except depreciation, reserves, taxes, interest and extraordinary expenses. As of December 31, 2002 and 2001, under the above definition, the Company has a negative net revenue, therefore no royalty expenses were accrued.


     Paul D. Sheriff, a Director, serves as President of PDSA, Inc., one of the Company's consultants. Aggregate fees billed to us by PDSA for consulting services rendered during the year ended December 31, 2002 was $158,770, and is included in Programming costs. As of December 31, 2002, accounts payable includes $100,000 due to this vendor.


     In August 2002 the Company entered into a Stock Purchase Agreement with Cotelligent, Inc. in which we sold Cotelligent approximately 5.3 million shares of our Series C Convertible Preferred Stock for $5.1 million. The Company also entered into a consulting agreement with Cotelligent under which Cotelligent was to complete development of B.E.S.T.Net and B.E.S.T.Central. For the year ended December 31, 2002, the Company paid Cotelligent $2,413,375 for services rendered under the consulting agreement. As of December 31, 2002, accounts payable includes $270,893 due to this vendor. The Company has terminated the Consulting Services Master Agreement between Cotelligent and Bluebook International under

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


which Cotelligent was required to complete and deliver B.E.S.T.Net and B.E.S.T.Central to us in August 2002. The Company took this action because it lost confidence in Cotelligent's ability to complete development of these products. Cotelligent had refused to complete the development work unless we agreed to pay over $400,000 in invoices that exceed the total project cost provided in the Consulting Agreement. The Company disputes that any further amounts are due under the Consulting Agreement. As a result, our launch of B.E.S.T.Net and B.E.S.T.Central was delayed and revenues from sales of these products were not realized when expected. We have engaged a Microsoft Certified Partner to complete development of B.E.S.T.Net and B.E.S.T.Central products and have obtained an estimate of $275,000 to $350,000 to complete development of these products. We may seek to recover this amount from Cotelligent; however, there can be no assurance that we will successfully recover these expenses.

     Before moving into its new office facility, the Company utilized an office space located at the personal residence of Daniel E. Josipovich. The Company was not charged rent expense for the use of the facility for the period from January 1, 2001 through October 31, 2001.


8.   COMMITMENTS AND CONTINGENCIES

     Operating  leases

     The Company leases office space, certain office equipment and a vehicle under non-cancelable operating leases expiring through January 2006. Total rental expense under the leases for the years ended December 31, 2002 and 2001 was $64,440 and $15,230, respectively. The following is a schedule by years of future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002.

                YEAR ENDING DECEMBER 31,   AMOUNT
                ------------------------  --------
                2003                      $ 91,010
                2004                        58,338
                2005                         3,492
                2006                           232
                                          --------
                   Total                  $153,072
                                          ========

     Employment  agreements

     In September 2001, Bluebook International entered into employment agreements with Mark A. Josipovich and Daniel T. Josipovich for a term of two years with an automatic extension of successive one-year periods. Effective October 1, 2001 the Company assumed these agreements and expanded the services to include each person's executive position. Under these agreements, Mark A. Josipovich is employed as the Chief Executive Officer, President, and Secretary, and Daniel T. Josipovich is employed as the Chief Operating Officer, each with an annual salary of $180,000, plus health insurance benefits, term life insurance benefits and the right to participate in any future employee stock option, retirement, profit sharing or other benefit plans offered in the future to similarly situated employees. The employment agreements also contain indemnification and confidentiality provisions. The agreements also provide that we should reimburse the employee for all reasonable and necessary expenses incurred on our behalf. In the event of termination without cause by Mark A. Josipovich or Daniel T. Josipovich or termination with cause by us, Mark A. Josipovich and Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination. In the event of termination with cause by Mark A. Josipovich or Daniel T. Josipovich or termination without cause by us, Mark A. Josipovich or Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination and total amount of annual salary from the date of termination until the end of the term of the employment agreements.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


Litigation

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

9.   RESTATEMENT

     The Company has previously restated the December 31, 2001 financial statements. The restatement was filed on April 15, 2003 as part of Form 10-KSB/A-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Effective November 4, 2002, our board of directors approved a change in our independent public accountants for the year ended December 31, 2002, from Good Swartz Brown & Berns LLP to Weinberg & Company, P.A.


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


     There are no family relationships between any director and executive officer, except Mark A. Josipovich and his brother Daniel T. Josipovich. According to our bylaws, the term of office for our directors is one (1) year, and until their successors are elected and qualified.


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


     David M. Campatelli, Director, is currently a Spanish and English Instructor at Long Beach Unified School District, Long Beach, California. Mr. Campatelli also currently serves as a Teacher and Consultant with the California Reading and Literature Project in San Diego, California, and lectures, teaches and trains for primary language institutes throughout the State of California. Mr. Campatelli has been a consultant to Toscana Incorporated, an international import/export firm, since 1993.

     We have not received a copy of a Form 3 and to the best of our knowledge a Form 3 has not been filed with the SEC for Clinton Hubbard, Paul Sheriff, and David Campatelli, since each became an officer or director. We have requested that each such person file a Form 3 in accordance with Section 16(a) of the Exchange Act. Mark Josipovich, Daniel T. Josipovich, Daniel and Dorothy E. Josipovich have not timely filed a Form 5 to reflect changes in beneficial ownership as a result of the retirement of an aggregate 10 million shares of common stock.

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


(3) Based upon information derived from a Schedule 13D filed on January 17, 2003 by Cotelligent pursuant ot Section 13D of the Securities and Exchange Act of 1934 and the rules promulgated thereunder (the "Exchange Act"), reporting their beneficial ownership of our Series C Convertible Redeemable Preferred Stock.
According to the Schedule 13D, Cotelligent, Inc. Has sole power to vote and dispose of 5,316,704 shares of Series C Preferred Stock convertible into 5,316,704 shares of common stock. The address for Cotelligent is 100 Theory, Suite 200, Irvine, California 92612.

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


     In August 2002 we entered into a Stock Purchase Agreement with Cotelligent in which we agreed to sell Cotelligent approximately 5.3 million shares of our Series C Convertible Preferred Stock for $5.1 million in two tranches. The first tranche closed in August 2002 in which Cotelligent purchased approximately 3.055 million shares of Series C Convertible Preferred Stock with a combination of cash in the amount of $1.5 million and extinguishment of $2.1 million of outstanding accounts payable. The second tranche closed in December 2002 for the purchase of the remaining shares of Series C stock in cash in the amount of $1.5 million. In connection with this financing, we also entered into the Consulting Agreement with Cotelligent under which Cotelligent was to complete development of B.E.S.T.Net and B.E.S.T.Central, which has recently been terminated. (See "Recent Events.") Prior to termination of the Consulting Agreement, we paid Cotelligent $2,413,375 for its services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.    Description


3.1(a) Certificate of Incorporation filed with the Delaware Secretary of State on December 18, 1997.

3.1(b)(3)      Amendment to Certificate of Incorporation filed with the Delaware
               Secretary of State on December 16, 2002.

3.2            Bylaws of the Registrant


4.1(a)(1)      Certificate of Designation for Series B Convertible
               Preferred Stock filed with the Delaware Secretary of State on November 14, 2001.

4.1(b)(3)      Amendment to Certificate of Designation for Series C
               Convertible Preferred Stock filed with the Delaware Secretary of
               State on December 18, 2002.

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


31 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13(a)-15(e) or Rule 15d-15(e).

32            Certification  by  the  Chief  Executive   Officer  and  Principal
              Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


---------------
* Indicates management contract required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

(1) Incorporated by reference from Bluebook's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(2) Incorporated by reference from Bluebook's Information Statement filed on October 12, 2001.


(3) Incorporated by reference from Bluebook's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.



     On November 7, 2002, we filed one report on Form 8-K, as amended on December 31, 2002, during the last quarter of the fiscal year ending December 31, 2002, in which we reported a change in our independent auditors.

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

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amended report on Form 10-KSB/A-2 to be signed on it's behalf by the undersigned, hereunto duly authorized.



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


                             Director
------------------------
Paul D. Sheriff