Form 10QSB/A
period 2003-06-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-10-21
CIK 1126577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


This   Quarterly   Report  on  Form   10-QSB/A   (Quarterly   Report)   contains
forward-looking statements. These forward-looking statements include predictions regarding our future:


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

Liquidity and Capital Resources


         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred negative cash flow from operations in recent years. As of June 30, 2003, we had cash of $67,933, net working capital deficiency of $986,631 and an accumulated deficit of $2,610,098. Our 2003 negative cash flows from operations and investment activities have been funded primarily through cash existing at December 31, 2002. We have no material commitments for capital expenditures as of June 30, 2003.


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


         We have undertaken a realignment and reduction of our workforce during the past two months in which we terminated three programmers and an additional three employees. Some of these terminated employees were rehired as consultants. Our Chief Executive Officer and Chief Operating Officer have deferred $20,336 and $44,646, respectively, of their own salaries as of June 30, 2003. We also have deferred $835,632 in payments on some payables to vendors as well as $83,000 in payroll tax withholdings after June 30, 2003, which we intend to pay promptly with proceeds made available to us from our Chief Executive Officer and Chief Operating Officer and/or other financing.

         We have held preliminary discussions with potential sources of debt and equity capital over the last several months and are optimistic that we can obtain sufficient capital to meet our capital requirements over the next six to 12 months as we meet certain strategic and operational milestones. We recently engaged a firm to provide consulting and advisory services to us in connection with our capital raising efforts. In additon to the funds to be made availabe to us from our Chief Executive Officer and Chief Financial Officer, we have commitments for funding from a third party to advance up to $1 million in secured bridge funding to us for a term of six months with a two-month extension available. We believe that the net proceeds of this financing would be sufficient to meet our estimated operations and development costs for the next six to nine months. However, we would need to secure third party equity financing or longer term debt financing to take out the bridge loan within the next six months. Other than this commitment for funding and funds to be made available to us from our Chief Executive Officer and Chief Financial Officer, we have no external sources of liquidity.


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

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


         On April 24, 2003, our subsidiary was named a defendant in Cotelligent USA, Inc. v. The Bluebook International, Inc., a Demand for Arbitration (Demand) with the American Arbitration Association against Bluebook, case no. 73 181 00185 03 RAMI. In the Demand, Cotelligent seeks to recover approximately $500,000 claimed to be due to Cotelligent for services rendered to it under the Consulting Services Master Agreement (as amended, the Consulting Agreement). Among other things, we believe that Cotelligent is not entitled to the amounts demanded and failed to perform the work and services in accordance with the Consulting Agreement. We intend to defend this action aggressively and have asserted counterclaims against Cotelligent for breach of contract in the amount of approximately $2.6 million and other damage claims.

         On September 11, 2002, Bluebook was named a defendant in Mason Yamashiro v. The Bluebook International Holding Company, Inc., et al., Orange County Superior Court Case No. 02CC14478. In this action, Yamashiro sought compensatory damages in excess of $200,000, punitive damages and consequential damages from his alleged inability to sell his shares. Bluebook, its transfer agent, X-Clearing Corporation, who is also a named defendant and has filed a cross-complaint that seeks indemnity against Bluebook, and Yamashiro have agreed to settle this litigation. The parties intend to sign the settlement agreement soon. Under the terms of the settlement agreement, Bluebook has agreed to pay Yamashiro an aggregate of five thousand dollars ($5,000) in two cash installments and issue to Yamashiro five thousand (5,000) shares of its common stock.

         On February 3, 2003, Bluebook was also named a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that Bluebook wrongfully withheld the issuance and delivery of plaintiffs' Bluebook Holding shares, thereby damaging plaintiffs in the loss of the value of their Bluebook stock. Bluebook has no record of any stock ownership for one of the plaintiffs. Bluebook does not dispute the stock ownership of the other plaintiffs. However, the transfer agent's records show that certificates representing those shares were delivered to plaintiffs, but plaintiffs claim that they do not have them and are seeking to have them re-issued free of any restrictive legends. Plaintiffs claim that they acquired "free-trading" shares in a private placement by Gama. We are in active settlement discussions with plaintiffs but will defend this suit fully if it proceeds.

         On February 6, 2003, The Mentor Group filed a lawsuit against us in the Los Angeles Superior Court alleging that we owed them $23,000 for labor and services provided to us by The Mentor Group. We have entered into a settlement agreement with The Mentor Group. Under the terms of the settlement agreement, we have agreed to pay the Mentor Group $15,000.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              Number       Description
              ------       -----------

                  31       Certification   of  Chief   Executive   Officer   and
                           Principal   Accounting  Officer  of  Periodic  Report
                           Pursuant to Rule 13(a)-15(e) or Rule 15d-15(e).

                  32       Certification   of  Chief   Executive   Officer   and
                           Principal   Accounting  Officer  of  Periodic  Report
                           Pursuant to 18 U.S.C. Section 1350.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned hereunto duly authorized.



                                THE BLUEBOOK INTERNATIONAL HOLDING COMPANY



Date:  October 21, 2003         By: /s/ Mark A. Josipovich
                                    -------------------------------------------
                                    Mark A. Josipovich, Chief Executive Officer
                                    and Principal Accounting Officer