Form 10QSB
period 2003-09-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2003-11-19
CIK 1126577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2003.


                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT

     For the transition period from ______________to _______________.

                       1. Commission File Number 1-16187


                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                         98-0215787
--------------------------------                          -------------------
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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the Registrant's Common Stock outstanding as of November 14, 2003 was 28,733,411 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):     Yes [_]    No [X]

================================================================================

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX




                                                                                                              Page
                                                                                                              ----
PART I.       FINANCIAL INFORMATION
------
              ITEM 1.      Financial Statements  .................................................................2

                           Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and
                           December 31, 2002......................................................................2

                           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
                           September 30, 2003 and 2002 (Unaudited)................................................3

                           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                           September 30, 2003 and 2002 (Unaudited)................................................4

                           Notes to Condensed Consolidated Financial Statements (Unaudited).......................5


              ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations..................................................................8

              ITEM 3.      Controls and Procedures...............................................................15

PART II.      OTHER INFORMATION
--------

              ITEM 1.      Legal Proceedings.....................................................................16

              ITEM 2.      Changes in Securities.................................................................16

              ITEM 6.      Exhibits and Reports on Form 8-K......................................................16

Signatures.......................................................................................................17


                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,
                                            ASSETS                                     2003      December 31,
CURRENT ASSETS                                                                     (Unaudited)       2002
                                                                                   ----------    ----------
        Cash and cash equivalents                                                   $  38,537    $1,528,773

        Accounts receivable                                                            25,435        36,931

        Prepaid expenses and other                                                    111,400        65,621
                                                                                   ----------    ----------

        TOTAL CURRENT ASSETS                                                          175,372     1,631,325
                                                                                   ----------    ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
         of $136,019 and $98,890 in 2003 and 2002, respectively                      110,591        88,974
                                                                                   ----------    ----------

OTHER ASSETS
           Program development costs, net of accumulated amortization
                 of $376,549 and $234,917, in 2003 and 2002, respectively           3,540,956     3,156,856
          Intangible assets, net of accumulated amortization
                 of $17,485 and $10,414, in 2003 and 2002, respectively                27,237        32,808

          Other assets                                                                  5,017         5,017
                                                                                   ----------    ----------

        TOTAL OTHER ASSETS                                                          3,573,210     3,194,681
                                                                                   ----------    ----------

        TOTAL ASSETS                                                               $3,859,173    $4,914,980
                                                                                   ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

        Accounts payable and accrued expenses                                      $1,028,810     $ 943,196

        Due to stockholders and related party                                         328,216       107,491

        Deferred revenue                                                              287,754       205,614
                                                                                   ----------    ----------

        TOTAL CURRENT LIABILITIES                                                   1,644,780     1,256,301
                                                                                   ----------    ----------

DEFERRED REVENUE, net of current portion                                                 --         105,540
                                                                                   ----------    ----------

SERIES C CONVERTIBLE PREFERRED STOCK,
          $.0001 par value, 5,316,704 shares issued and outstanding                 4,544,680     4,544,680
                                                                                   ----------    ----------

COMMITMENTS & CONTINGENCIES                                                              --            --
                                                                                   ----------    ----------

STOCKHOLDERS' DEFICIENCY
        Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
             authorized, 2,050 shares issued and outstanding                             --            --
        Common Stock, $.0001 par value; 50,000,000 shares authorized;
             28,733,411 shares issued and outstanding                                   2,873         2,873

        Additional paid in capital                                                    596,737       596,737

        Accumulated deficit                                                        (2,929,897)   (1,591,151)
                                                                                   ----------    ----------

        TOTAL STOCKHOLDERS' DEFICIENCY                                             (2,330,287)     (991,541)
                                                                                   ----------    ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $3,859,173    $4,914,980
                                                                                   ==========    ==========

                       See accompanying Notes to Condensed Consolidated Financial Statements



                             THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)


                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                              ----------------------------    ----------------------------
                                                   2003                 2002     2003              2002
                                              ------------    ------------    ------------    ------------

SALES, net                                    $    215,234    $    230,250    $    536,963         776,667
                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Selling, general and administrative
     expenses                                      472,144         308,592       1,689,077         967,220

     Depreciation and amortization expenses         62,089          31,472         185,832          93,590
                                              ------------    ------------    ------------    ------------


     Total Operating Expenses                      534,233         340,064       1,874,909       1,060,810
                                              ------------    ------------    ------------    ------------


LOSS FROM OPERATIONS                          $   (318,999)   $   (109,814)   $ (1,337,946)   $   (284,143)

INCOME TAX EXPENSE                                    --              --               800             800
                                              ------------    ------------    ------------    ------------
NET LOSS                                      $   (318,999)   $   (109,814)   $ (1,338,746)   $   (284,943)
                                              ============    ============    ============    ============

Weighted average number of shares of
     common  stock  outstanding, basic  and
     diluted                                    28,733,411      33,733,411      28,733,411      37,066,744
                                              ============    ============    ============    ============


Earnings per share, basic and diluted         $       (.01)   $       --      $       (.05)   $       (.01)
                                              ============    ============    ============    ============


                      See accompanying Notes to Condensed Consolidated Financial Statements

                                                         3




                         THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

                                                                                 2003           2002
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                $(1,338,746)   $  (284,943)
     Adjustment  to  reconcile  net  loss to net  cash  used in  operating activities
           Depreciation and amortization                                         185,832         93,590
           Changes in operating assets and liabilities
              Accounts receivable                                                 11,496        (33,867)
              Prepaid expenses and other                                         (45,779)       (25,141)

              Other assets                                                          --             (855)
              Accounts payable and accrued expenses                               85,614        122,837
              Other Liabilities                                                     --           30,000

              Due to stockholders and related party                              105,725           --

              Deferred revenue                                                   (23,400)      (123,020)
                                                                             -----------    -----------

     NET CASH USED IN OPERATING ACTIVITIES                                    (1,019,258)      (221,399)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                          (58,746)       (14,107)
     Program development costs                                                  (525,732)      (680,743)
     Purchase of intangible assets                                                (1,500)        (5,519)
                                                                             -----------    -----------

     NET CASH USED IN INVESTING ACTIVITIES                                      (585,978)      (700,369)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of Series C Convertible Redeemable Preferred Stock          --        1,194,679

     Loans from stockholder                                                      115,000           --
                                                                             -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                   115,000      1,194,679
                                                                             -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (1,490,236)       272,911

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,528,773        236,822

                                                                             -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    38,537    $   509,733
                                                                             ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of Series C Convertible Redeemable Preferred Stock
          for extinguishment of accounts and loan payable                    $        -     $ 1,430,999
                                                                             ===========    ===========



                   See accompanying Notes to Condensed Consolidated Financial Statements


            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003


1. BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of The Bluebook International Holding Company
(Bluebook or the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

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

The Company has recently completed its development of the InsureBase and Insured to Value Solutions. These systems are designed to assist the insurance carrier in calculating premiums for homeowners insurance and identifying and verifying premiums with existing policyholders for residential properties located in the US. The Company recently began its marketing of these solutions and has recently sold its first contract of InsureBase. The company is also working with many other prospects.

Although the development of the Company's B.E.S.T.Net solution is substantially complete, the Company is currently working on the completion of B.E.S.T.Central and the tie-in or interface between B.E.S.T.Net and B.E.S.T.Central as well as the integration of B.E.S.T.7. into B.E.S.T.Central and the acceleration of other product development.

3. LOSS PER COMMON SHARE

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company has no outstanding options or warrants, basic and diluted loss per share are the same for the periods ended September 30, 2003 and 2002.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46: "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN46")." FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company will be required to implement the other provisions of FIN46 in 2003. The adoption of FIN46 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

5. RELATED PARTY TRANSACTIONS

The amount due stockholders and related parties was $328,216 as of September 30, 2003 and $107,491 as of December 31, 2002. The amount due of $328,216 as of September 30, 2003 consists of a $115,000 loan from a majority stockholder and accrued salaries and consulting fees payable to our president and chief executive officer, Mark Josipovich, our chief operating officer, Dan Josipovich, and relatives of the president and chief operating officer of the Company. The loan is secured by certain assets of the Company, bears an interest rate of 1% above the Prime Rate and is payable on demand. During the nine months ended September 30, 2003, the Company incurred consulting fees of $112,500 that were paid or accrued to relatives of the president and chief operating officer of the Company.

6. CONTINGENCIES

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

The Company is also named a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that the Company wrongfully withheld the issuance and delivery of plaintiffs' Company shares, thereby damaging plaintiffs in the loss of the value of their Company stock. The Company has no record of any stock ownership for one of the plaintiffs and, pending discovery, believes there is no basis for any claim against the Company. The Company does not dispute the stock ownership of the other plaintiffs. However, the transfer agent's records show that certificates representing those shares were delivered to plaintiffs, but plaintiffs claim that they do not have them and are seeking to have them re-issued free of any restrictive legends. Plaintiffs claim that they acquired "free-trading" shares in a private placement by Gama. We are in active settlement discussions with plaintiffs but will defend this suit fully if it proceeds.

7. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which contemplate continuation of the Company as a going concern. However, the Company has a net loss from operations of $1,337,746, a negative cash flow from operations of $1,019,258 and has a net working capital deficiency of $1,469,408 and net stockholders' deficiency of $2,330,287 as of September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or debt, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company has incurred negative cash flow from operations in recent years. As of September 30, 2003 the Company had cash of $38,537 and an accumulated deficit of $2,929,897. The Company's 2003 negative operating cash flows were funded primarily through operations, loans from majority stockholders and cash existing at December 31, 2002. The Company believes it has sufficient cash to meet its immediate working capital requirements while additional operations and development funds are sought from loans from officers or principal stockholders of the company, third party financing and further reducing overhead relating to software solutions now in development.

The Company has recently taken steps to improve liquidity, including obtaining additional funding, reduction of its workforce and deferment of a portion of its Chief Executive Officer's and Chief Operating Officer's salaries. If it is not successful in raising additional capital, it will further reduce operating expenses through headcount reductions in restructurings and modify its business model and strategy to accommodate licensing of its technology and databases. Further, the Company would continue sales of THE BLUEBOOK and B.E.S.T. software solutions and recently released InsureBase and Insured to Value software solutions. The Company does not expect any significant impact on its sales of THE BLUEBOOK, B.E.S.T.7 and InsureBase software solutions from such restructurings; however, they may adversely affect the development of any new software solutions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-QSB (Quarterly Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

   o revenues and profits;
   o customers;
   o strategic partners;
   o research and development  expenses;
   o sales and marketing expenses;
   o general and  administrative  expenses;
   o liquidity and  sufficiency of existing cash;
   o technology and software solutions;
   o the outcome of pending or threatened litigation; and
   o the effect of recent accounting pronouncements on our financial condition and results of operations.

You can identify these and other forward-looking statements by the use of words such as "may," "expects," "anticipates," "believes," "estimates," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

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

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software solutions and THE BLUEBOOK. Net revenues for the three months ended September 30, 2003 decreased 6.5% to $215,234 compared with net revenues of $230,250 for the three months ended September 30, 2002. Included in revenue for the three month period ended September 30, 2003 was $60,852 resulting from change in estimate for the estimated sales life of B.E.S.T.7. due to accelerated product development. Without the change in estimated revenue would have decreased by $75,888. The decrease resulted from lower than expected market awareness and visibility of B.E.S.T.7 and B.E.S.T.Central as a result of the delayed release of these software solutions. We expect revenue to increase in the fourth quarter as we commence sales on our InsureBase and Insured to Value solutions and continue sales of THE BLUEBOOK and our B.E.S.T. software solution.

         Operating Expenses. Selling, general and administrative expenses increased 34.5% to $472,144 for the three months ended September 30, 2003 compared to $308,592 for the three months ended September 30, 2002. This increase is due primarily to legal and accounting fees, consultant fees, and other professional expenses associated with the development and marketing of new software, preparation of business plan, litigation and our reporting obligations. In addition, as we expand our sales and marketing efforts on securing long-term customer contracts, we expect selling, general and administrative expenses to increase in the near future.

         Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2003 increased 97.3% to $62,089 compared to $31,472 for the three months ended September 30, 2002. This increase was primarily due to amortization of B.E.S.T.7 program development costs.

         Net Loss. For the three months ended September 30, 2003, we had a net loss of $318,999 or $0.01 per share, compared with a net loss of $109,814 or less than $0.01 per share for the three months ended September 30, 2002. The net loss for the three months ended September 30, 2003 is primarily attributable to the decreased sales in the third quarter and increased selling, general and administrative expenses and depreciation and amortization.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Net revenues for the nine months ended September 30, 2003 decreased 30.9% to $536,963 compared with net revenues of $776,667 for the nine months ended September 30, 2002. Included in revenue for the nine month period ended September 30, 2003 was $60,852 resulting from change in estimate for the estimated sales life of B.E.S.T.7 due to accelerated product development. Without the change in estimated revenue would have decreased by $300,556. This decrease in revenues was primarily due to the delay in releasing The Bluebook
(Book) and the unexpected changes in our marketing strategy that were to accommodate the expected release of our B.E.S.T.Net and B.E.S.T.Central solutions. We expect revenue to increase in the fourth quarter as we continue new sales of the InsureBase and B.E.S.T.7 software solution and move to increase the sales of THE BLUEBOOK (Book) in a new campaign directly to the service and home improvement market.

         Operating Expenses. Selling, general and administrative expenses increased 74.6% to $1,689,077 million for the nine months ended September 30, 2003 compared to $967,220 for the nine months ended September 30, 2002. This increase is due primarily to increased costs associated with new hires and higher consultant fees, legal and accounting fees and other professional expenses associated with the development and marketing of new software, preparation of business plan, litigation and our reporting obligations. In addition, as we expand our sales and marketing efforts on securing long-term customer contracts, we expect selling, general and administrative expenses to increase in the near future.

         Depreciation and amortization for the nine months ended September 30, 2003 increased 98.7% to $185,832 compared to $93,590 for the nine months ended September 30, 2002. This increase was primarily due to amortization of B.E.S.T.7 program development costs.

         Net Loss. For the nine months ended September 30, 2003, we had a net loss of $1.3 million or $0.05 per share, compared with a net loss of $284,943 or $0.01 per share for the nine months ended September 30, 2002. The net loss for the nine months ended September 30, 2003 is primarily attributable the decrease in revenues due primarily to the delay in the release of The Bluebook (Book) and the unexpected changes in our marketing strategy that were to accommodate the expected release of our B.E.S.T.Net and B.E.S.T.Central solutions

LIQUIDITY AND CAPITAL RESOURCES

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred negative cash flow from operations in recent years. As of September 30, 2003, we had cash of $38,537, net working capital deficiency of $1.5 million and an accumulated deficit of $2.9 million. Our 2003 negative cash flows from operations and investment activities have been funded primarily through cash existing at December 31, 2002. We have no material commitments for capital expenditures as of September 30, 2003. We believe that the majority stockholders and their affiliates will be able to supply funding sufficient for the us to operate through second quarter 2004.

         Development work on our B.E.S.T.Net and B.E.S.T.Central originally was to have been completed during the third quarter of 2002 under the Master Consulting Services Agreement ("Consulting Agreement") we had with Cotelligent. Based on that target completion date, we estimated that we would have had sufficient working capital reserves from the net proceeds of approximately $2.4 million in financing provided by Cotelligent in August and December, 2002, to complete development work under the Consulting Agreement and meet our working capital requirements until revenues from those software solutions could be realized. Cotelligent received $5.1 million in preferred stock, of which $2.1 million was applied toward accounts receivable under the Consulting Agreement and $3 million in cash. From this cash, we paid Cotelligent approximately $300,000 in additional consulting fees. By March 2003, Cotelligent had not completed that development work. As a result, our launches of B.E.S.T.Net and B.E.S.T.Central have been delayed until we could complete development and testing of those solutions. We have continued to incur further unanticipated development expenses. Our revenues from sales of these solutions have not been realized when expected. We continue to work with our partners who continue to market and facilitate various licensing opportunities for our software solutions and services.

         We have recently taken steps to improve liquidity, including obtaining additional funding, reduction of our workforce and deferment of a portion of our Chief Executive Officer's and Chief Operating Officer's salaries. To meet current working capital requirements, our Chief Executive Officer made available to us immediately up to $160,000 from the proceeds of the refinancing of his residence. In addition, our Chief Operating Officer has also offered to make available to us in approximately 30 days up to an estimated $160,000 from the proceeds of the refinancing of his residence. Our principal stockholders have loaned us $115,000 and have indicated they would loan us additional funds if necessary. We believe that these proceeds will be sufficient to meet our immediate working capital requirements while additional operations and development funds are sought. We have recently retained a new investment banker and are working with various other consultants to help secure capital for the company.

         We have undertaken a realignment and reduction of our workforce during the past two months in which we terminated three programmers and an additional three employees. Our Chief Executive Officer and Chief Operating Officer have deferred $210,000 of their own salaries as of September 30, 2003. We also have deferred or renegotiated payments on some payables to vendors.

         We have held preliminary discussions with potential sources of debt and equity capital over the last several months and are optimistic that we can obtain sufficient capital to meet our capital requirements over the next six to twelve months as we meet certain strategic and operational milestones. We have engaged a firm to provide consulting and advisory services to us in connection with our capital raising efforts. We have received a proposal from a third party to advance up to $1 million in secured bridge funding to us for a term of six months with a two-month extension available. We believe that the net proceeds of this financing would be sufficient to meet our estimated operations and development costs for the next six to nine months. However, we would need to secure third party equity financing or longer term debt financing to take out the bridge loan within the next six months. Other than this commitment for funding, funds to be made available to us from our Chief Executive Officer, Chief

Financial Officer, and our principal stockholders, revenue from sales of our software solutions including Insure to Value and InsureBase, we have no external sources of liquidity.

         Although development of our B.E.S.T.Net solution is substantially complete, the marketability of B.E.S.T.Net and B.E.S.T.Central will be greatly enhanced when we complete development of B.E.S.T.Central and the tie-in or interface between B.E.S.T.Net and B.E.S.T.Central and integration of B.E.S.T.7. We have reduced the estimate to complete the software as we have internally completed several sections of the outstanding use cases. However, we will require approximately $150,000 to $225,000 to complete that development ourselves or about the same with as estimated by an outside contractor. We are optimistic that such funds can be raised through licensing arrangements for our existing solutions such as InsureBase, debt or equity investments from third parties.

         We also believe that our prospects for obtaining third party financing will be significantly enhanced once we have received one or more large orders for deployment of our InsureBase, Insured to Value, B.E.S.T.Net and/or B.E.S.T.Central solutions. We anticipate that we will begin to secure contracts for those solutions beginning in the fourth quarter of 2003. We have recently signed an agreement with Underwriters Rating Board, a trade association of insurance companies, to license the InsureBase solution. The URB account is of particular importance to us because it demonstrated that an industry association selected our software solutions ahead of those offered by the market leader and other competitors. The InsureBase solution was able to accommodate the demands of URB in that its proprietary architecture meet the connectivity needs of at least 37 URB member insurance companies. URB and Bluebook have agreed to a reduced first year agreement with renegotiations of costs in the second and third year. This agreement only includes a single entry transaction and does not include the portfolio reviews where carriers can review thousands of policies at one time. We have agreed with URB that these reviews would come at an additional cost to each member company to be negotiated at each occurrence.


         If we are unsuccessful in raising any further capital, we believe that we can maintain sufficient operations by continuing sales of THE BLUEBOOK, B.E.S.T.7 and our InsureBase solutions and reducing staff and re-negotiating the payment type and terms of certain accounts payable. If for any reason we were unable to secure sufficient funds to meet our development and marketing expenses for our other solutions, we believe that the Company could realize substantial proceeds from the sale or licensing of those solutions. Nonetheless, our future operations and stockholder value would be materially and adversely reduced.

         These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Net cash used in operating activities was $1.0 million during the nine months ended September 30, 2003 and net cash used in operating activities was $221,399 for the same period in 2002. This decrease in net cash from operating activities was primarily due to increase legal and accounting expenses, including additional consulting agreements and loss at first quarter due to unexpected delay in the release of our software solutions and the change of the marketing plan to accommodate.

         Net cash flows used in investing activities was $585,977 for the nine months ended September 30, 2003 and $700,369 for the same period in 2002. The decrease in cash used for investing activities was primarily due to completion of software solutions and the slowing down of the development of new software solutions.

         Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our primary short-term needs for capital are our software development efforts, our sales, marketing and administrative activities, working capital associated with increased sales of our solutions, and capital expenditures relating to maintaining and developing our operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future solutions gain market acceptance, the extent to which our solutions or technologies under development are successfully developed, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, the procurement and enforcement of intellectual property rights important to our business and the results of competition.

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

Recent Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. We believe the adoption of this Statement will have no material impact on our financial statements.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. We do not expect that the adoption of SFAS No. 149 will have a significant effect on our financial statement presentation or disclosures.

         In January 2003, the FASB issued Interpretation No. 46: "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN46")." FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company will be required to implement the other provisions of FIN46 in 2003. The adoption of FIN46 is not expected to have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect that the adoption of SFAS No. 150 will have a significant effect on our financial statement presentation or disclosures.

RISK FACTORS

         WE ANTICIPATE FUTURE LOSSES AND MAY NOT BE ABLE TO ACHIEVE SUSTAINED PROFITABILITY.

         We have incurred net losses in recent years and, as of September 30, 2003, we had an accumulated deficit of $2.9 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in research and development and from sales and marketing and general and administrative expenses. Even though we expect to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

         WE ARE NOT GENERATING POSITIVE CASH FLOW FROM OPERATIONS AND MAY NEED ADDITIONAL CAPITAL AND ANY REQUIRED CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

         We have incurred negative cash flow from operations on an annual basis in recent years. As of September 30, 2003, our cash on hand may not be sufficient to fund our operations through 2003. As a result, we may raise additional capital or pursue alternative strategies.

         Our 2003 internal financial projections and strategic plan, as amended, indicates that our available cash, together with cash from operations and additional funding expected to be available, should be sufficient to fund our operations through the fourth quarter of 2003 without greater reductions in our workforce. Our 2003 internal financial projections and strategic plan, as amended, expects that we will reduce, but not eliminate, our negative cash flow from operations, primarily through increased revenue and continued control over operating expenses. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We expect to raise additional funds through one or more of the following: (1) sale of various services, solutions or marketing rights; (2) licensing of technology; and (3) sale of equity and debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash.

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

         o        the introduction of new solutions by us or by our competitors;

         o our distribution strategy and our ability to maintain or expand relationships with our existing user base and strategic partners;

         o        market acceptance of our current or new solutions; and

         o        competition and pricing pressures from competitive solutions.

         We have high operating expenses for personnel, new software development and marketing. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

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

         The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public technology companies have in the past been, and can in the future be expected to be, especially volatile. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

         o announcements of technological innovations or new solutions by us or by our competitors;

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

         Our future success is substantially dependent on the efforts of our management team, particularly Mark A. Josipovich, our Chairman and Chief Executive Officer, and Daniel T. Josipovich, our Chief Operating Officer. The loss of the services of members of our management may significantly delay or prevent the achievement of software development and other business objectives. Because of the specialized technical nature of our business, we depend substantially on our ability to attract and retain qualified technical personnel. There is intense competition among technology companies for qualified personnel in the areas of our activities. Although we have employment agreements with Mark A. Josipovich and Daniel T. Josipovich, each is an at-will employee, which means that either party may terminate the employment at any time. If we lose the services of, or fail to recruit, key technical personnel, the growth of our business could be substantially impaired. We do not maintain life insurance for any of our key personnel.

         WE HAVE LIMITED RESOURCES TO DEVOTE TO SOFTWARE DEVELOPMENT AND COMMERCIALIZATION. IF WE ARE NOT ABLE TO DEVOTE ADEQUATE RESOURCES TO SOFTWARE DEVELOPMENT AND COMMERCIALIZATION, WE MAY NOT BE ABLE TO DEVELOP OUR SOLUTIONS.

         Our strategy is to develop software solutions addressing claims management. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

           o   improve market acceptance of our current solutions;

           o   complete development of new solutions; and

           o   successfully introduce and commercialize new solutions.

         We have introduced some of our software solutions only recently and some of our solutions are still under development. Among our recently introduced solutions are B.E.S.T.7, InsureBase and Insured to Value. Although development of our B.E.S.T.Net solution is substantially complete, we currently have under development B.E.S.T.Central and the tie-in or interface between B.E.S.T.Net, B.E.S.T.Central and integration of B.E.S.T.7. Because we have limited resources to devote to software development and commercialization, any delay in the development of one solution or reallocation of resources to solutions development efforts that prove unsuccessful may delay or jeopardize the development of our other software candidates. If we fail to develop new solutions and bring them to market, our ability to generate additional revenue will decrease.

         In addition, our solutions may not achieve satisfactory market acceptance, and we may not successfully commercialize them on a timely basis, or at all. If our solutions do not achieve a significant level of market acceptance, demand for them will not develop as expected.

         WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, WHICH COULD RENDER OUR SOLUTIONS OBSOLETE OR SUBSTANTIALLY LIMIT OUR SALES. THIS WOULD LIMIT OUR ABILITY TO COMPETE AND ACHIEVE PROFITABILITY.

         Our competitors may develop or market technologies or other solutions that are more effective or commercially attractive than our current or future solutions or that would render our technologies and other solutions obsolete. Further, additional competition could come from new entrants to the claims management market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our ability to achieve sustained profitability will be limited.

         WE MAY BE UNABLE TO SUCCESSFULLY MARKET AND DISTRIBUTE OUR SOLUTIONS AND IMPLEMENT OUR DISTRIBUTION STRATEGY.

         The market for claims management solutions is highly fragmented. We market and sell our solutions primarily through the mail, conventions and the Internet. We may not successfully develop and maintain marketing, distribution or sales capabilities. If our marketing and distribution strategy is unsuccessful, our ability to sell our solutions will be negatively impacted and our revenues will decrease.

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

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

            On October 24, 2003, our subsidiary was named a defendant in Cotelligent USA, Inc. v. The Bluebook International, Inc., a Demand for Arbitration (Demand) with the American Arbitration Association against Bluebook, case no. 73 181 00185 03 RAMI. In the Demand, Cotelligent seeks to recover approximately $500,000 claimed to be due to Cotelligent for services rendered to it under the Consulting Services Master Agreement (as amended, the Consulting Agreement). Among other things, we believe that Cotelligent is not entitled to the amounts demanded and failed to perform the work and services in accordance with the Consulting Agreement. We intend to defend this action aggressively. In addition, Bluebook International has and had asserted counterclaims against Cotelligent for breach of contract in the amount of approximately $2.6 million and other damage claims.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

               Number      Description
             ---------     -----------------------------------------------------
                  31       Certification   of  Chief   Executive   Officer   and
                           Principal   Accounting  Officer  of  Periodic  Report
                           Pursuant to Rule 13(a)-15(e) or Rule 15d-15(e).

                  32       Certification   of  Chief   Executive   Officer   and
                           Principal   Accounting  Officer  of  Periodic  Report
                           Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

              None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned hereunto duly authorized.


                                  THE BLUEBOOK INTERNATIONAL HOLDING COMPANY


Date:  November 18, 2003          By: /s/ Mark A. Josipovich
                                      ------------------------------------------
                                      Mark A. Josipovich, Chief Executive
                                      Officer and Principal Accounting Officer