Form 10KSB
period 2003-12-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2004-05-19
CIK 1126577

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003.

                                       or

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________.

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

      Securities registered under to Section 12(b) of the Exchange Act: None.

      Securities registered under to Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value.

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      Registrant's revenues for its most recent fiscal year were approximately $705,657.

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1.2 million as of May 11, 2004 based upon the closing price on the OTC Bulletin Board reported for such date, according to the Yahoo! Finance website at http://finance.yahoo.com. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

      As of May 11, 2004, there were 34,050,115 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-KSB.

      Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

--------------------------------------------------------------------------------

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

                                  FORM 10-KSB

                                     INDEX

                                     PART I

Item 1.     Description of Business............................................2
Item 2.     Description of Properties.........................................11
Item 3.     Legal Proceedings.................................................11
Item 4.     Submission of Matters to a Vote of Security Holders...............11

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters..........12
Item 6.     Management's Discussion and Analysis or Plan of Operation.........12
Item 7.     Financial Statements..............................................17
Item 8.     Change in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................18
Item 8A.    Controls and Procedures...........................................18

                                    PART III

Item 9.     Directors and Executive Officers; Compliance With Section 16(a)
            of
            the Exchange Act..................................................18
Item 10.    Executive Compensation............................................18
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................18

Item 12.    Certain Relationships and Related Transactions....................18
Item 13.    Exhibits and Reports on Form 8-K..................................18
Item 14.    Principal Accountant Fees and Services............................20
Signatures  ..................................................................21
Financial Statements.........................................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

      You can identify these and other forward-looking statements by the use of words such as "may," "expects," "anticipates," "believes," "estimates," "continues," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

      Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading "Risk Factors." All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

      We develop, market, and sell software solutions and information services to the insurance and related industries. Our software solutions and services automate, integrate, manage and quicken claims processing and communication among participants in claims handling and underwriting process.

      Our mailing address and executive offices are located at 21098 Bake Parkway, Suite 100, Lake Forest, California 92630-2163. Our telephone number is
(949) 470-9534. Our corporate website is http://www.bluebook.net. Information contained on the website is not a part of this Annual Report.

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

      Gama Computer Corporation ("Gama") was incorporated on December 18, 1997, as a Delaware corporation. Gama acquired Bluebook International, through an exchange reorganization, effective as of October 1, 2001 followed by a merger of Bluebook International into a wholly-owned, transitory subsidiary. As a result of the exchange reorganization and merger, Bluebook International's shareholders acquired control of Gama and Bluebook International became a wholly-owned subsidiary of Gama. Gama then changed its name on November 6, 2001 to The Bluebook International Holding Company and its subsidiary changed its name to Bluebook International, Inc.

      Bluebook International was incorporated in Nevada on December 5, 2000, succeeding operations that began in 1964. Daniel E. Josipovich and Dorothy E. Josipovich, as sole proprietors under the trade name, "The Bluebook of Cleaning, Reconstruction and Repair Costs" and related names, sold all of the assets of their business to Bluebook International effective as of September 15, 2001.

      Since 1964, THE BLUEBOOK (The Bluebook of Cleaning, Reconstruction and Repair Costs) has been a standard reference for the insurance, cleaning, construction, reconstruction, repair and service industries. The Bluebook has an estimated readership of many thousands of readers and is widely known and utilized by professionals in the insurance repair and related industries that create cost estimates for residential and light commercial structures. In 1982, Bluebook introduced its estimating software program, "B.E.S.T." (Bluebook Estimating Software Technology), which incorporated the Bluebook's proprietary database. B.E.S.T. uses the Bluebook's database and its industry specific software tools to help automate and mobilize the claims process.

PRODUCTS AND SERVICES

      Our software solutions and information services were designed to improve underwriting and claims processing efficiency for the insurance and construction industries. These solutions are targeted to insurers and others involved in underwriting and claims, including vendors, suppliers and service providers.

      We believe our principal software solutions will expand the size and scope of our target markets and enhance our revenue potential. These software solutions may open up many new options for the utilization of our software solutions as an installed or a remotely accessed (hosted) software solution. These solutions can also be integrated as part of a larger enterprise solution that is designed to provide the insurance industry with enterprise technology that will manage and control its productivity, personnel, pricing, vendors, reserves, premiums and claims payments at a reduced cost of what is incurred today.

      For years, the insurance industry has been losing billions of dollars from, among others, excessive loss adjustment expenses, increased litigation, fraud, undervaluation of premiums and increased complexity of underwriting and claims handling process. Significant costs are being attributed to delays in communication and the decentralization of information within the insurance industry. We believe our software solutions will help insurers mitigate losses and assist in the direct and near immediate delivery of information to the required participants. Our solutions were designed to more accurately price, process, facilitate and manage the underwriting and claims process. We believe that the future market for underwriting and claims management solutions will be lead by the providers of products that simplify the management of this process and significantly reduce risk. Therefore, our initiatives are aimed at making it easier for insurers, vendors, policyholders, adjusters and contractors to communicate, access claims information, mitigate risk and deliver data across multiple lines of insurance.

      In addition to The Bluebook (Book), we offer the following principal software solutions:

      B.E.S.T.7

      B.E.S.T.7 is a stand alone, residential and light commercial estimating software solution for use on desktops, laptops, pen-based units and the Tablet PCs. B.E.S.T.7 is scalable for multi-user environments and contains Bluebook's proprietary database, training tutorial and estimating engine. B.E.S.T.7 provides the estimator with industry specific tools to estimate repair cost of damage for various residential and light commercial structures.

      LABOR AND MATERIALS DATABASE

      The B.E.S.T.7 program also incorporates the Bluebook's Labor, Material and Equipment database with cost attributes for thousands of costs. This database is structured into an action specific layout with each trade and includes Remove, Replace, Remove and Reset, Clean, Paint, Minimum Charge, Repair and General Items with related cost breakdowns for each associated line item price.

      B.E.S.T.NET AND B.E.S.T.CENTRAL

      B.E.S.T.Net (insurance claims facilitation) and B.E.S.T.Central (vendor hub and links) were designed to provide a structure and format for delivering, managing and controlling underwriting and claims tasks. B.E.S.T.Net incorporates the base functionality to manage the claims process in a straight line and provide direct communication with insurance, construction and related professionals across implemented lines of business. B.E.S.T.Net, with the proper integration, is designed to significantly reduce unnecessary costs and reduce cycle time. We believe that B.E.S.T.Central and B.E.S.T.Net will provide an advantage to subscribers of these systems.

      INSUREBASE

      This underwriting analytic tool combines the power of Basis100's leading automated property valuation technology integrated with our industry known replacement cost database. The result is a product that generates, in most cases, a replacement cost for a residence within minutes. InsureBASE can also provide current market value, property characteristics and an array of neighborhood and other underwriting information. We believe that this product can minimize undervaluation and distortion in ratings.


      INSURE TO VALUE

      Insure to Value is a residential property information solution that was designed to help insurers calculate the replacement cost of a structure by entering in key data fields. This system, with the proper input, can calculate replacement cost for residential properties throughout the United States and Canada.


      B.E.S.T. HIU (HOME INSPECTION UNDERWRITING)

      HIU is a solution that was developed to incorporate the functionality required by insurers to easily monitor and manage the inspection process to and from the field while providing automated Replacement Cost Calculations from Insure to Value. It also incorporates field functionality utilizing the latest in mobility. HIU is a comprehensive, automated solution that was designed to assign, dispatch and deliver inspections to the field and back in one simple, single process while delivering the required inspection in the shortest time possible.


STRATEGIC PARTNERS

      We work with the following industry-leading companies to facilitate the development and marketing strategy of our technologies, products and services:

      MICROSOFT

      We are part of a Microsoft initiative in the financial services industry called the Insurance Value Chain, or IVC. We are also a Microsoft Certified Partner. The IVC is being marketed and promoted through Microsoft and its community of partners that work today with the insurance industry. The IVC was developed by Microsoft as part of a plan to deliver insurance solutions to the insurance industry. The IVC technologies intend to deliver scalable, enterprise-level, ready software solutions that significantly reduce time to market, produce faster return on investment and provide alternative solutions for existing in-place technology that today limits modernization. Microsoft, or one of the partners in the value chain, EDS, Avenade, Hewlett Packard and other participants and members, may also take an active role in deployment, implementation, integration and support of Bluebook products and services. Bluebook's role in the IVC is to provide software solutions for underwriting, claims facilitation, management, auditing and estimating.

      HEWLETT-PACKARD

      We entered into an agreement with Compaq, which was subsequently acquired by Hewlett-Packard, to promote jointly our B.E.S.T.Net and B.E.S.T.Central solutions on Compaq's technology and services. Compaq has agreed to promote our products to its insurance customers through its existing insurance related sales, marketing and distribution channels. Compaq can also provide assistance with deployment, implementation, integration and support.

      BASIS100

      Basis100 and Bluebook jointly launched InsureBase in late 2003, a product that integrates with Bluebook's replacement cost calculator and Basis100's automated property valuation technology, or AVM. Basis100 is a technology solutions provider for the financial services industry. By combining technologies, this scalable underwriting analytical tool can assist with mitigating risks associated with determining and maintaining accurate replacement cost values for residential purposes.

      INTUIT

      Our B.E.S.T.7 field estimating software integrates with Intuit's Quickbooks accounting software program. We are one of Intuit's partners in the construction and insurance industries.

DISTRIBUTION

      We market and sell our Bluebook and B.E.S.T.7 products primarily through the mail, conventions and the Internet using the interactive sales tool on Microsoft's terminal services solution. B.E.S.T.Central and B.E.S.T.Net will be sold by direct, on-site demonstrations or by authorized partners and resellers. The process for the delivery of these solutions usually requires a demonstration and the response to a Request for Proposal ("RFP") or a Proof of Concept ("POC"). Independent vendors such as policyholders, contractors and sub-contractors who desire to utilize these systems to electronically receive assignments, will be able to purchase a compatible license to B.E.S.T.Central or use a portal connection or an integrated version of the installed B.E.S.T.7 software. We plan to sell and deliver software updates and upgrades using the Internet or by delivery of a compact diskette.

CUSTOMERS

      Our existing base of users includes thousands of insurance companies, contractors and service providers. We continue sales of the Bluebook and have multiple installations of B.E.S.T.7 and InsureBASE. We expect to demonstrate, test and sell B.E.S.T.Net and B.E.S.T.Central on a national level and continue to work with our existing client base and strategic partners as planned.

      We expect these arrangements to lead to licensing of our products. We are in discussions or have signed proof of concept agreements with at least 20 insurance and related companies for InsureBASE, B.E.S.T.7, B.E.S.T.Net or B.E.S.T.Central products.

DEVELOPMENT OF PRODUCTS

      The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and new product introductions. As a result, our success depends, in part, on our ability to continue to enhance our existing solutions and to develop and introduce new solutions that improve performance and reduce total cost associated with the insurance claim process. We have invested significantly in product development. We continue to enhance and extend our products and to increase the efficiency, performance and management capabilities of our data, estimating, underwriting and claims management solutions.

      For the years ended December 31, 2003 and December 31, 2002, we invested $809,186 and $3,047,144 in development of our products, respectively. Funds for these investments came from revenues from operations, loans from officers and loans from investors. These costs were primarily for the development of our B.E.S.T.7, B.E.S.T.Net, B.E.S.T.Central and Insure to Value products. We expect to maintain our high level of investment in development of products; however, once the development of B.E.S.T.Net and B.E.S.T.Central is complete, we expect our development costs to decrease.

COMPETITION

      The current and potential market for estimating, underwriting and claims management solutions is continuously evolving and subject to rapid technological change. We believe our primary competition is from Xactware, Inc., Marshall & Swift/Boeckh/DDS and Simsol Software, Inc.

      As the market for these solutions evolves, additional technologies may become available for underwriting, claims management and processing. To the extent that these products or solutions provide the ability to integrate information from, among other participants, the agent, insurer, administrator, vendor and supplier into the end-to-end process, they may compete with our current and future software solutions. Software companies, insurance companies or other companies may develop competitive products or solutions. We believe the competitive factors in this market include product solution performance and features, product or solution reliability, price, ability to meet delivery schedules, customer support and technical support.

      Although we include the use of Bluebook's proprietary data, business rules and processes, some of our competitors have significantly greater human and financial resources. As a result, these competitors could adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products. These advantages could allow them to respond more quickly to changes in customer and market requirements. In addition, some of our competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional products from us. These competitors may also be able to persuade our customers to replace our products with their products. Increased competition may result in reduced product prices, lower gross margins, reduced profitability and reduced market share. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. There can also be no assurance that we will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm our business.

INTELLECTUAL PROPERTY AND ROYALTIES

      We rely on a combination of trademarks, copyrights and trade secrets that we have used, in some cases, for nearly forty years. We also rely on confidentiality agreements and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. Despite these precautions, the measures we undertake may not prevent infringement of our proprietary technology and data. These measures may not preclude competitors from independently developing products with functionality or features similar to our products.

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

      As part of the Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, we are obligated to pay a royalty to Daniel E. Josipovich and Dorothy E. Josipovich, co-founders of our business, in the amount of 6% of net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by us, less any returns, rebates, discounts, allowances rejections and credits, and less the actual out-of-pocket costs and expenses incurred, except depreciation, reserves, taxes, interest and extraordinary expenses. As of December 31, 2003, under the above definition, we had negative net revenue, therefore no royalty expenses were accrued.

      Bluebook for Adjusters & Contractors, DeeJay Adjusting and Bluebook of Cleaning, Reconstruction and Repair Costs (including logos) are our trademarks. We further claim trademarks for B.E.S.T., B.E.S.T.Net, Insure to Value and B.E.S.T.Central. We also own the following copyrights:

      -     Adjuster/Contractor Bluebook Southern California Edition, (C) 1979;

      -     "New" Bluebook for Adjusters & Contractors, (C) 1981;

      -     The Bluebook for Agents, Adjusters and Contractors, (C) 1981, 1984;

      -     Bluebook Estimating Systems Technology, (C) 1982;

      - The Bluebook of Cleaning, Reconstruction and Repair Costs, (C) 1989, 1997, 1999; and

      - The Bluebook of Cleaning, Reconstruction and Repair Costs, Pocket Editions, (C) 1989, 1999, 2000, 2001, 2002, 2003 and 2004.

EMPLOYEES

      As of May 11, 2004, we had eight full-time employees. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good. Competition for technical employees in the software industry continues to be significant. We believe that our success depends, in part, on our ability to hire, assimilate and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating and retaining employees in the future.

EXECUTIVE OFFICERS

      The following table sets forth information regarding our executive officers as of May 11, 2004:

NAME                   AGE                POSITION                DIRECTOR SINCE
----                   ---                --------                --------------
Mark A. Josipovich     37    Chief Executive Officer,                  2001
                             President, Treasurer and
                             Principal Accounting Officer, and
                             Chairman of the Board

Daniel T. Josipovich   38    Chief Operating Officer and               2001
                             Director

      Mark A. Josipovich, is our Chief Executive Officer and President. His responsibilities include guiding the business through strategic milestones to ensure focus and conformity. He also assists in the negotiation of contractual agreements; supporting the sales operation by assisting in the pre-sale process; coordinating and preparing proposals; and performing ancillary administrative functions. Over the past 14 years, Mark has held various positions with Bluebook including management of marketing, staffing, day-to-day operations and product development.

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

RISK FACTORS

      WE ANTICIPATE FUTURE LOSSES AND MAY NOT BE ABLE TO ACHIEVE SUSTAINED PROFITABILITY.

      We have incurred net losses in recent years and, as of December 31, 2003, we had an accumulated deficit of $3,151,280. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

      WE ARE NOT GENERATING POSITIVE CASH FLOW FROM OPERATIONS AND MAY NEED ADDITIONAL CAPITAL AND ANY REQUIRED CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

      We have incurred negative cash flow from operations on an annual basis in recent years. Our financial plan for 2004 indicates that our available cash, together with cash from operations and cash from financing expected to be available, should be sufficient to fund our operations through the fourth quarter of 2004, excluding any development costs to complete B.E.S.T.Net and B.E.S.T.Central. As a result, we may raise additional capital or pursue alternative strategies including licensing of our technologies.

      Our financial plan for 2004 indicates that our available cash, together with cash from operations and cash from financing expected to be available, should be sufficient to fund our operations through the fourth quarter of 2004, excluding any development costs to complete B.E.S.T.Net and B.E.S.T.Central. Our financial plan for 2004 expects that we will greatly reduce, if not eliminate, our negative cash flow from operations, primarily through increased revenue and continued control over operating expenses. However, our actual results may differ from this plan, and we may be required to consider alternative strategies.

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

      Additional capital may not be available on acceptable terms, if at all. The public markets may remain unreceptive to equity financings, and we may not be able to obtain additional private equity financing. Furthermore, any additional equity financing would likely be dilutive to stockholders, and additional debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we may be required to curtail our operations significantly and reduce discretionary spending to extend the currently available cash resources, or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms, all of which would likely have a material adverse effect on our business, financial condition and our ability to continue operations.

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

      The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public technology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in 2002 our closing stock price ranged from a low of $0.35 to a high of $7.00, and in 2003 our closing stock price ranged from a low of $0.01 to a high of $1.10. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

      The loss of the services of members of our management may significantly delay or prevent the achievement of product development and other business objectives. Because of the specialized technical nature of our business, we depend substantially on our ability to attract and retain qualified technical industry knowledgeable personnel. There is intense competition for qualified personnel in the areas of our activities. Although we have employment agreements with Mark A. Josipovich and Daniel T. Josipovich, each is an at-will employee, which means that either party may terminate the employment at any time. If we lose the services of, or fail to recruit additional key technical personnel, the growth of our business could be substantially impaired. We do not maintain life insurance for any of our key personnel.

      WE HAVE LIMITED INTERNAL RESOURCES TO DEVOTE TO PRODUCT DEVELOPMENT AND COMMERCIALIZATION AND MAY REQUIRE THE USE OF OUTSIDE SERVICE FIRMS TO DEVELOP SOME OF OUR PRODUCTS. IF WE UNABLE TO DEVOTE ADEQUATE RESOURCES TO PRODUCT DEVELOPMENT AND COMMERCIALIZATION OR AFFORD THE SERVICES OF THESE OUTSIDE TECHNOLOGY FIRMS, WE MAY NOT BE ABLE TO FURTHER DEVELOP OR DELIVER OUR PRODUCTS.

      Our strategy is to develop software solutions addressing underwriting and claims management. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

      -     improve market acceptance of our current products;

      -     complete development of new products; and

      -     successfully introduce and commercialize new products.

      We have introduced some of our software products only recently and some of our products are still under development. Among our recently introduced products is B.E.S.T.7 and InsureBASE. We currently have under development B.E.S.T.Net and B.E.S.T.Central. Because in the past we have depended on external technology firms to develop some of our products and have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate additional revenue will decrease.

      In addition, our existing or to be released solutions may not receive further or satisfactory market acceptance, and we may not be able to successfully commercialize them on a timely basis, or at all. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected.

      WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, WHICH COULD RENDER OUR PRODUCTS OBSOLETE OR SUBSTANTIALLY LIMIT THE VOLUME OF PRODUCTS THAT WE SELL. THIS WOULD LIMIT OUR ABILITY TO COMPETE AND ACHIEVE PROFITABILITY.

      Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the underwriting and claims management market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our ability to achieve sustained profitability will be limited.

      WE MAY BE UNABLE TO SUCCESSFULLY MARKET AND DISTRIBUTE OUR PRODUCTS AND IMPLEMENT OUR DISTRIBUTION STRATEGY.

      The market for underwriting and claims management solutions is highly fragmented. We market and sell our products primarily through the mail, conventions, authorized resellers and the Internet. We may not successfully develop and maintain our marketing, distribution or sales capabilities. If our marketing and distribution strategy is unsuccessful and our relationships with our resellers are not renewed or engaged, our ability to sell our products will be negatively impacted and our revenues will decrease.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

      Our principal administrative, sales and marketing, customer support, and research and development facilities are located in approximately 3,732 square feet of leased office space in Lake Forest, California. We sublease this office space from Carl Zeiss IMT Corporation, a New York corporation. The master landlord of the premises is Pacific Gulf Properties, a Maryland Corporation, which assigned its interest in the underlying lease to Cal-West Industrial Properties, LLC, a California limited liability company. This sublease will expire on July 31, 2004. We plan to extend the sublease on a month to month basis until we find other facilities. We are looking for office space that will allow greater access to secured hosting centers and high performance bandwidth. The monthly base rent for our current facility for year one is $4,000, and thereafter, it is adjusted as follows: $4,080.00 on October 15, 2002 and $4,162.00 on October 15, 2003 for the remainder of the term. We do not have any policies with respect to investments in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

      On September 11, 2002, Bluebook was named a defendant in Mason Yamashiro v. Bluebook International Holding Company, Inc., et al., Orange County Superior Court Case No. 02CC14478. The litigation arose from a stock purchase agreement and put agreement that the plaintiff entered into with a third party to purchase stock in Bluebook Holding. Bluebook was dismissed from this case and the litigation was subsequently settled.

      On February 3, 2003, Bluebook was also named as a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that Bluebook wrongfully withheld the issuance and delivery of plaintiffs' Bluebook Holding shares, thereby damaging plaintiffs in the loss of the value of their Bluebook stock. Bluebook has no record of any stock ownership for one of the plaintiffs. Bluebook does not dispute the stock ownership of the other plaintiffs. After the other plaintiffs presented Bluebook with lost stock certificates and representation letters, the other plaintiffs' shares were reissued to them. We are in active settlement discussions with all plaintiffs but will defend this suit fully if it proceeds. Bluebook believes that it is not subject to any liability arising from this litigation.

      On April 24, 2004, Cotelligent, Inc. filed a demand for arbitration against Bluebook in Case No. 731310018503 ARC, asserting a claim for breach of contract arising out of a consulting services agreement between Cotelligent and Bluebook. Bluebook filed cross-claims on May 29, 2003. Effective as of May 3, 2004, Bluebook and Cotelligent agreed to a mutual settlement of the entire arbitration pursuant to a Settlement Agreement. Under the terms of the Settlement Agreement, Cotelligent converted all of its shares of Bluebook Series C Preferred Stock into shares of Bluebook common stock on a one-for-one basis. In addition, Cotelligent agreed to deliver source code developed by Cotelligent for Bluebook pursuant to the consulting services agreement.

      From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the OTC Bulletin Board under the symbol "BBIC." The following table sets forth the high and low bid information of the common stock for the quarters indicated as quoted on the OTC Bulletin Board.

                       2001                  2002                    2003

                  High        Low       High        Low         High        Low

First Quarter     $0.37 (1)  $0.25     $7.00       $4.65       $1.10       $0.30
Second           $ 1.18      $1.05     $6.95       $2.05       $0.75       $0.01
Quarter
Third Quarter    $ 8.60      $1.05     $2.20       $1.20       $0.80       $0.06
Fourth           $14.00 (2)  $4.75     $2.00       $0.30       $0.65       $0.05
Quarter

      Notes:

      1. Trading under ticker symbol GMPC.
      2. Trading under ticker symbol BBIC as of November 9, 2001.

      The source of the above high and low bid information is the Yahoo! Finance website at http://finance.yahoo.com. The above quotations represent prices between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

      According to the records of our transfer agent, we had 164 shareholders of record of our common stock at May 11, 2004.

      We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently expect to retain future cash flows to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that our Board of Directors deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-KSB.

      This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-KSB, particularly in "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-KSB are as of May 19, 2004, and we undertake no duty to update this information.

RECENT EVENTS

      In August and December of fiscal year 2002, we issued an aggregate 5,316,704 shares of Series C Preferred Stock at a stated value of $0.959241 per share to Cotelligent for aggregate proceeds of $5,100,000. We obtained net proceeds of approximately $4.5 million in this private financing investment.

      On May 5, 2004, Bluebook and Cotelligent mutually entered into an agreement to dismiss Arbitration Case No. 731810018503 ARC and convert all of Cotelligent's preferred shares into 5,316,704 common shares. As a result, all associated preferences and privileges with the preferred class of shares were removed and all shares of Series C Preferred Stock will be retired.

      Upon conversion of the preferred shares, we were able to recognize this investment as equity and a positive change in the net equity of $4,544,680.

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

RESULTS OF OPERATION

      REVENUES. Our revenues are derived primarily from sales of our B.E.S.T. software products and the Bluebook handbook. Net revenues for the year ended December 31, 2003 were $705,657, a decrease of $153,548 or 18% compared with net revenues of $859,205 for the year ended December 31, 2002. Revenue from the sales of B.E.S.T software products was $527,392 for the fiscal year ended 2003 as compared to $573,873 for the year ending 2002, a decrease of $46,481 or 9%. This decrease is the result of our inability to recognize certain revenue and the company having limited cash to spend on marketing as a result of increased legal, accounting and consulting fees. Revenue from the sales of The Bluebook handbook was $166,548 for the year ended 2003 as compared to $285,332 for the year ended 2002, a decrease of $118,784 or 42%. This decrease is the result of the company having limited cash to spend on marketing as a result of increased legal, accounting and consulting fees. We do not expect that legal and accounting fees will similarly limit marketing expenditures in 2004. Historically, sales of the Bluebook handbook were the principal source of our revenues. However, with our latest generation technologies of Insure to Value, InsureBASE, B.E.S.T.Net and B.E.S.T.Central, we expect revenues to increase over the next several quarters. As a result, revenues from these software solutions are expected to become the principal sources of our total revenue.

      Although our revenue is not currently concentrated among a relatively small number of customers, we expect that a significant portion of our future revenues will come from sales of new products, Insure to Value, InsureBASE, B.E.S.T.Net and B.E.S.T.Central, to a relatively smaller number of customers. Therefore, in the future, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could harm our financial condition and results of operations.

      OPERATING EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2003 were $2,003,986, an increase of $270,220 or 16% compared to $1,733,766 for the year ended December 31, 2002. This increase was primarily the result of increased legal, accounting and consulting expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in marketing and sales, corporate executives, professional fees, corporate legal expenses, other corporate expenses and facilities expenses. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our strategic partners and existing base of users of our products, including insurance companies, contractors and service providers to the insurance and related industries. We currently anticipate that selling, general and administrative expenses in fiscal year 2004 will increase in absolute dollars. We expect operating expenses to increase more slowly than revenue increases.

      Depreciation and amortization was $247,920 for the year ended December 31, 2003, an increase of $141,244 or 132% compared to $106,676 for the year ended December 31, 2002. The increase was primarily due to amortization of B.E.S.T.7. that started in 2003. We expect our depreciation and amortization to increase in 2004 as the result of amortization of B.E.S.T.Net and B.E.S.T.Central, which we anticipate will start its depreciable life the second quarter of 2004.

      OTHER EXPENSES. Interest expense for the year ended December 31, 2003 was $13,880, a decrease of $8,821 or 64% compared to $22,701 for the year ended December 31, 2002. The decrease was primarily the result of a reduction in borrowings.

      NET LOSS. We had a net loss of $1,560,129 for the year ended December 31, 2003, compared to a net loss of $1,003,938 for the year ended December 31, 2002. The increase in net loss is primarily attributable to increased selling, general and administrative expenses and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred negative cash flow from operations in recent years. As of December 31, 2003 we had cash of $44,831, accumulated deficit of $3,151,280 and a negative working capital of $1,912,156. Our 2003 negative operating cash flows were funded primarily through the sale of various products and loans from stockholders. We have no material commitments for capital expenditures as of December 31, 2003.

      As a result of the delays in releasing B.E.S.T.Net and B.E.S.T.Central, revenues from sales of those products and services have been delayed. We believe that we have available cash, together with cash from operations and cash from financing expected to be available, sufficient to fund our operations through the fourth quarter of 2004, excluding costs associated with outside vendors to complete the development of B.E.S.T.Net and B.E.S.T.Central of approximately $125,000. We are actively seeking to raise additional capital through sales of equity or debt securities and are optimistic that we will be able to obtain such funding. However, if we are not successful in raising sufficient additional working capital, we can reduce operating expenses through reductions in sales and development personnel and other steps to restructure our operations. Although we do not expect to incur significant adverse impact on sales and development of our current products and services from such cost reductions, our development of additional products and services would likely be adversely affected or suspended altogether.

      In August and December of fiscal year 2002, we issued an aggregate 5,316,704 shares of Series C Preferred Stock at a stated value of $0.959241 per share to Cotelligent for aggregate proceeds of $5,100,00. We obtained net proceeds of approximately $4.5 million in this private financing. The total purchase price was paid for by Cotelligent with a combination of cash of $2,444,680, and services of $2.1 million.

      Our business plan projects positive cash flow from operations and positive net earnings in fiscal year 2004. If we meet our current development and sales efforts of InsureBASE, B.E.S.T.Net and B.E.S.T.Central, or if we meet our projected sales targets of B.E.S.T. and Insure to Value, we believe we will have sufficient working capital from these sales to fund operations going forward. If these sales are delayed or fall short of our expectations, we will need to raise additional capital to meet this shortfall, reduce the number of employees dedicated to marketing and product development or make other operating cost reductions. We believe we can remain in operations and cut operating costs; however, the B.E.S.T.Net, B.E.S.T.Central and future products and marketing efforts would be adversely affected.

      Net cash used in operating activities was $819,511 in the year ended December 31, 2003, compared to $173,249 used in operating activities for the year ended December 31, 2002. The increase in net cash used in operating activities is primarily attributable to an increase in legal, accounting, consulting and salary expenses.

      Net cash used in investing activities for the year ended December 31, 2003 totaled $869,431 and was primarily the result of $809,186 invested in program development and $58,746 in purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2002 totaled $979,480 and was primarily the result of $947,144 invested in program development and $24,961 in purchases of property and equipment.

      Net cash provided by financing activities for the year ended December 31, 2003 was $205,000 which resulted from loans from a stockholder, compared to $2,444,680 for the year ended December 31, 2002, which resulted from net proceeds of our sale of Series C Convertible Redeemable Preferred Stock.

      We had a net loss from operations of $1,560,129 and a negative cash flow from operations of $819,511 for 2003, and we had a working capital deficiency of $1,912,156 and shareholders' deficiency of $2,551,670 as of December 31, 2003. These factors raise substantial doubt about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for our company to continue as a going concern.

      As of December 31, 2003, we had cash of $44,831 and an accumulated deficit of $3,151,280. Our 2003 negative operating cash flows were funded primarily through operations, loans from a majority shareholder and cash existing at December 31, 2002. We believe we have sufficient cash to meet our immediate working capital requirements while additional operations and development funds are sought.

      We have recently taken steps to improve our liquidity including obtaining additional funding, reduction of our workforce and deferment of the salaries of our Chief Executive Officer and Chief Operating Officer. If we are not successful in raising additional capital, we will further reduce operating expenses through headcount reductions in restructurings and modify our business model and strategy to accommodate licensing of our technology and databases. Further, we would continue sales of our Bluebook and B.E.S.T. software solutions and our recently released InsureBase and Insured to Value solutions, We do not expect any significant impact on our sales of the Bluebook and B.E.S.T,7 from any such restructurings. However, these restructurings may adversely affect sales of our InsureBase and insured to Value solutions, as well as development of any now solutions.

      We intend to seek additional capital in the next six months through additional private placements, loans from stockholders and sales of various products. If we are not successful in raising additional capital, we will reduce operating expenses through headcount reductions in restructuring.

RELATED PARTY TRANSACTIONS

      For a discussion of related party transactions involving the company, see note 8 of our financial statements included in this annual report.

COMMITMENTS AND CONTINGENCIES

      For a discussion of our commitments and contingencies, see note 9 of our financial statements included in this annual report.

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

      The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

      -     Revenue recognition; and

      -     Computer software to be sold, leased or otherwise marketed.

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

      In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

      Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

      Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.
 SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect that the adoption of SFAS No. 150 will have a significant effect on our financial statement presentation or disclosures.

ITEM 7.  FINANCIAL STATEMENTS

      See attached financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A  CONTROLS AND PROCEDURES

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

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information required by this Item is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement that we will file with the Securities and Exchange Commission. Item 405 of Regulation S-B calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The biographical information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading "Executive Officers."

ITEM 10.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference from the information contained in the section entitled "Executive Compensation and Other Matters" in the Proxy Statement that we will file with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is incorporated by reference from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Proxy Statement that we will file with the Securities and Exchange Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference from the information contained in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement that we will file with the Securities and Exchange Commission.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      The exhibits listed below are required by Item 601 of Regulation S-B.

EXHIBIT NO  DESCRIPTION

3.1(a)(4)   Certificate of Incorporation filed with the Delaware Secretary of
            State on December 18, 1997.

3.1(b)(3)   Amendment to Certificate of Incorporation filed with the Delaware
            Secretary of State on December 16, 2002.

3.2(4)      Bylaws of the Registrant.

4.1(a)(1)   Certificate of Designation for Series B Convertible Preferred Stock
            filed with the Delaware Secretary of State on November 14, 2001.

4.1(b)(3)   Amendment to Certificate of Designation for Series C Convertible
            Preferred Stock filed with the Delaware Secretary of State on December 18, 2002.

10.1(2) Agreement and Plan of Merger, dated as of September 24, 2001, by and among Gama Computer Corporation, Bluebook International, Bluebook Acquisitions Corp., Bluebook's Shareholders and Andrew Hromyk, incorporated by reference to the Information Statement filed with the Securities and Exchange Commission of October 12, 2001.

10.2*(1) Employment Agreement by and between The Bluebook International, Inc. and Mark A. Josipovich, dated September 27, 2001.

10.3* (1)   Employment Agreement by and between The Bluebook International,
            Inc. and Daniel T. Josipovich, dated September 27, 2001.

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

(1) Incorporated by reference from Bluebook's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(2) Incorporated by reference from Bluebook's Information Statement filed on October 12, 2001.

(3) Incorporated by reference from Bluebook's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(4) Incorporated by reference from Bluebook's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

      No reports on Form 8-K were filed during the last quarter of the fiscal year ending December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      AUDIT FEES. The aggregate fees for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for two years were $46,335 for fiscal year 2002 and $93,154 for fiscal year 2003.

      AUDIT-RELATED FEES. None.

      TAX FEES. The aggregate fees for each of the last two fiscal years for tax services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for two years were $7,500 for fiscal year 2002 and $0 for fiscal year 2003. The services rendered in fiscal year 2002 consisted of preparation of our tax returns.


      ALL OTHER FEES. The aggregate fees for each of the last two fiscal years for all other services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for two years were $42,600 for fiscal year 2002 and $37,181 for fiscal year 2003. The services rendered in fiscal year 2002 consisted of due diligence for our potential merger with Cotelligent. The services rendered in fiscal year 2003 consisted of due diligence for our potential merger with Cotelligent and review of Bluebook's financial projections for use in financing transactions.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          THE BLUEBOOK INTERNATIONAL HOLDING
                                          COMPANY


      Date: May 18, 2004                  By: /s/ Mark A. Josipovich
                                              -------------------------
                                              Name: Mark A. Josipovich,
                                              Title: Chief Executive Officer,
                                                     President and Principal
                                                     Accounting Officer

      In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities listed below on May 18, 2004.


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


      /s/ Daniel T. Josipovich    Chief Operating Officer and Director
      ------------------------
      Daniel T. Josipovich


      /s/ David M. Campatelli     Director
      ------------------------
      David M. Campatelli


      /s/ Paul D. Sheriff         Director
      ------------------------
      Paul D. Sheriff

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
The Bluebook International Holding Company, Inc.:


We have audited the accompanying consolidated balance sheets of The Bluebook International Holding Company, Inc. and subsidiary (the "Company"), as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of The Bluebook International Holding Company, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's working capital deficiency of $1,912,156 and stockholders' deficiency of $2,551,670 as of December 31, 2003, net loss from operations of $1,560,129 and net cash used in operations of $819,511 in 2003, raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEINBERG & COMPANY, P.A.
----------------------------
Weinberg & Company, P.A.
Boca Raton, Florida
May 14, 2004

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002


                                                                          2003             2002
                                                                      ------------    ------------

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                       $     44,831    $  1,528,773
      Accounts receivable, net of allowance for doubtful accounts
        of $4,600 in 2003                                                   26,798          36,931
      Prepaid expenses and other                                            10,000          65,621
                                                                      ------------    ------------

      TOTAL CURRENT ASSETS                                                  81,629       1,631,325
                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $148,546 and $98,890 in 2003 and 2002, respectively                    98,064          88,974
                                                                      ------------    ------------

OTHER ASSETS
Program development costs, net of accumulated amortization
  of $423,759 and $234,917, in 2003 and 2002, respectively               3,777,200       3,156,856
Intangible assets, net of accumulated amortization
  of $19,836 and $10,414, in 2003 and 2002, respectively                    24,885          32,808
Other assets                                                                 5,017           5,017
                                                                      ------------    ------------

      TOTAL OTHER ASSETS                                                 3,807,102       3,194,681
                                                                      ------------    ------------

      TOTAL ASSETS                                                    $  3,986,795    $  4,914,980
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                           $  1,063,013    $    943,196
      Due to stockholders and related party                                484,688         107,491
      Deferred revenue                                                     241,084         205,614
      Note payable due to related party                                    205,000              --
                                                                      ------------    ------------

      TOTAL CURRENT LIABILITIES                                          1,993,785       1,256,301
                                                                      ------------    ------------

OTHER LIABILITIES
      Deferred revenue, net of current portion                                  --         105,540
      Series C convertible preferred stock, $0.001 par value,
        5,316,704 shares issued and outstanding, subject to
        mandatory redemption                                             4,544,680       4,544,680
                                                                      ------------    ------------

      TOTAL OTHER LIABILITIES                                            4,544,680       4,650,220
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                   --              --
                                                                      ------------    ------------

STOCKHOLDERS' DEFICIENCY
      Series B Convertible Preferred Stock, $.0001 par value;
        5,000,000 shares authorized, 2,050 shares issued and
        outstanding                                                             --              --
      Common Stock, $.0001 par value; 50,000,000 shares authorized;
        28,733,411 shares issued and outstanding                             2,873           2,873
      Additional paid in capital                                           596,737         596,737
      Accumulated deficit                                               (3,151,280)     (1,591,151)
                                                                      ------------    ------------

                                                                        (2,551,670)       (991,541)
                                                                      ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $  3,986,795    $  4,914,980
                                                                      ============    ============


          See accompanying Notes to Consolidated Financial Statements

           THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                        2003            2002
                                                    ------------   ------------

SALES, net                                          $    705,657   $    859,205
                                                    ------------   ------------

OPERATING EXPENSES
     Selling, general and administrative expenses      2,003,986      1,733,766
     Depreciation and amortization expenses              247,920        106,676
                                                    ------------   ------------

     Total Operating Expenses                          2,251,906      1,840,442
                                                    ------------   ------------

OTHER EXPENSE
     Interest Expense                                    (13,880)       (22,701)
                                                    ------------   ------------

     Total Other Expense                                 (13,880)       (22,701)
                                                    ------------   ------------

NET LOSS                                            $ (1,560,129)  $ (1,003,938)
                                                    ============   ============

Weighted average number of shares of
     common stock outstanding, basic and diluted      28,733,411     34,983,411
                                                    ============   ============

Loss per share, basic and diluted                   $      (0.05)  $      (0.03)
                                                    ============   ============



          See accompanying Notes to Consolidated Financial Statements

           THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                    COMMON STOCK             PREFERRED STOCK
                             --------------------------  ------------------------      ADDITIONAL      ACCUMULATED
                                 SHARES       AMOUNT       SHARES        AMOUNT     PAID IN CAPITAL       DEFICIT          TOTAL
                             -------------  -----------  -----------  -----------  -----------------  --------------  --------------

Balance, January 1, 2002       38,733,411      $ 3,873        2,050                       $ 595,737    $   (587,213)   $     12,397

Cancellation of stock         (10,000,000)      (1,000)                                       1,000                               -
Net loss in 2002                                                                                         (1,003,938)     (1,003,938)
                             -------------  -----------  -----------  -----------  -----------------  --------------  --------------
Balance, December 31, 2002     28,733,411        2,873        2,050            -            596,737      (1,591,151)       (991,541)
Net loss in 2003                                                                                         (1,560,129)     (1,560,129)
                             -------------  -----------  -----------  -----------  -----------------  --------------  --------------
Balance, December 31, 2003     28,733,411      $ 2,873        2,050          $ -          $ 596,737    $ (3,151,280)   $ (2,551,670)
                             =============  ===========  ===========  ===========  =================  ==============  ==============


          See accompanying Notes to Consolidated Financial Statements

           THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                     2003           2002
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                    $(1,560,129)   $(1,003,938)
     Adjustment to reconcile net loss to net cash used in
         operating activities
              Depreciation and amortization                                          247,920        106,674
              Provision for bad debt expense                                           4,600
              Changes in operating assets and liabilities:
              (Increase) Decrease in Accounts receivable                               5,533        (36,931)
              (Increase) Decrease in Prepaid expenses and other                       55,621        (62,396)
              Increase in Accounts payable and accrued expenses                      119,817        744,140
              Increase in Due to stockholders and related party                      377,197        107,491
              (Decrease) in Deferred revenue                                         (70,070)       (28,289)
                                                                                 -----------    -----------
     NET CASH USED IN OPERATING ACTIVITIES                                          (819,511)      (173,249)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                              (58,746)       (24,961)
     Program development costs                                                      (809,186)      (947,144)
     Purchase of intangible assets                                                    (1,499)        (6,520)
     Other assets                                                                         --           (855)
                                                                                 -----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES                                          (869,431)      (979,480)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans from stockholder                                                          205,000             --
     Proceeds from sale of Series C Convertible Redeemable Preferred Stock                --      2,444,680
                                                                                 -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                       205,000      2,444,680
                                                                                 -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (1,483,942)     1,291,951
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                                   1,528,773        236,822
                                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF THE YEAR                                       $    44,831    $ 1,528,773
                                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                                $    13,880    $    22,701
                                                                                 ===========    ===========
         Taxes                                                                   $     4,472    $     2,378
                                                                                 ===========    ===========

     Disclosure of non-cash investing and financing activities:
         Issuance of Series C Preferred Stock for extinguishment of accounts
              payable incurred in the acquisition of program development costs   $        --    $ 2,100,000
                                                                                 ===========    ===========


         See accompanying Notes to Consolidated Financial Statements

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

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

      At consummation of the Exchange on October 1, 2001, the Company acquired all of the 7,083,332 issued and outstanding capital shares of Bluebook International, and issued a total of 32,700,000 shares of Common Stock to the Bluebook Stockholders. Immediately following the Exchange, the Company had a total of 38,733,411 shares of Common Stock issued and outstanding. As a result of the Exchange, Bluebook International became a wholly owned subsidiary of the Company. Immediately following the Exchange, the Company caused Acquisitions and Bluebook International to be merged pursuant to a Certificate of Merger filed with the California Secretary of State on October 4, 2001 (the "Merger"). Acquisitions survived the Merger, and concurrently Acquisitions changed its name to The Bluebook International, Inc. (the "Surviving Subsidiary"). On November 6, 2001, the Company changed its name from GAMA Computer Corporation to The Bluebook International Holding Company. The Company intends to continue to hold the Surviving Subsidiary as a wholly owned subsidiary of the Company and intends to cause the Surviving Subsidiary to continue the operations of Bluebook International, more fully described below.

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

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

      For accounting purposes, the transaction was treated as a purchase acquisition of the Company by Bluebook International and as a
      recapitalization of Bluebook International. The historical financial statements prior to the acquisition were those of sole proprietorship and became those of Bluebook International. In the recapitalization, historical stockholders' equity of Bluebook International prior to the merger was retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Accumulated deficit of the Company was reversed to paid-in capital. Basic earnings
      (loss) per share prior to the merger was restated to reflect the number of equivalent shares issued to Bluebook International stockholders.

      The consolidated financial statements include the accounts of The Bluebook
      International   Holding   Company   and  its  wholly   owned   subsidiary.
      Intercompany transactions and balances have been eliminated.

    Business activity

      Until September 15, 2001, the Company was in a development stage. After September 15, 2001 when it was acquired, the principal business of the Company has been developing and selling The Bluebook and B.E.S.T.. The Bluebook is a book in the form of both a desk and pocket size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T. is a software format of The Bluebook which allows subscribers the option to retrieve The Bluebook data and calculate the cost to clean, reconstruct or repair, then file claims electronically. Currently the Company is developing B.E.S.T. Net (TM) and B.E.S.T. Central (TM), web-based cost estimation and claims management software.

    Going Concern

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss from operations of $1,560,129 and a negative cash flow from operations of $819,511 for 2003, and has a working capital deficiency of $1,912,156 and shareholders' deficiency of $2,551,670 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

      As of December 31, 2003, the Company had cash of $44,831 and an accumulated deficit of $3,151,280. Our 2003 negative operating cash flows were funded primarily through operations, loans from a majority

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

      shareholder and cash existing at December 31, 2002. The Company believes it has sufficient cash to meet its immediate working capital requirements while additional operations and development funds are sought.

      The Company has recently taken steps to improve liquidity, including obtaining additional funding, reduction of its workforce and deferment of its Chief Executive Officer's and Chief Operating Officer's salaries. If it is not successful in raising additional capital, it will further reduce operating expenses through headcount reductions in restructurings and modify its business model and strategy to accommodate licensing of its technology and databases. Further, the Company would continue sales of THE BLUEBOOK and B.E.S.T. software solutions and recently released InsureBase and Insured to Value solutions. The Company does not expect any significant impact on its sales of THE BLUEBOOK and B.E.S.T. 7 from such restructurings; however, they may adversely affect sales of InsureBase and Insured to Value solutions, as well as development of any new solutions.

      The Company intends to seek additional capital in the next six months through additional private placements, loan from stockholders and sales of various products. If it is not successful in raising additional capital, it will reduce operating expenses through headcount reductions in restructuring.

      We do not expect any significant impact on our products and sales from such restructurings; however, they would adversely affect development of new products.

    Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair value of financial instruments

      Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale of liquidation. The Company believes that the carrying value of its cash, receivables, accounts payable and accrued liabilities and related party debts as of December 31, 2003 approximates their respective fair values due to the demand or short-term nature of those instruments.

    Accounts Receivable

      The Company grants credit to its customers and performs ongoing credit evaluations. The Company generally does not require collateral or charge interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions, and the age of the receivable.

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

    Property and equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method of depreciation over estimated useful lives of the related assets ranging from 3 to 7 years.

    Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

    Program development costs

      The Company accounts for internally developed and purchased software in program development costs in accordance with Statement of Financial Accounting Standard No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", The capitalization of computer software begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The cost of purchased computer software that has no alternative future use is accounted for in the same manner as the costs incurred to internally develop such software. Costs of purchased computer software is capitalized and accounted for in accordance with its use. Capitalized costs include only (1) external direct costs of material and services consumed in developing or obtaining internal-use software, and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

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

    Intangible assets

      Intangible assets consist of customer list, graphic arts and other. Graphic arts and other are amortized over the estimated useful life of 5 years. Customer list is amortized over the estimated useful life of 10 years.

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

    Loss per common share

      Basic loss per share is calculated by dividing net loss available to common Stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. The Company has no outstanding options or warrants, therefore basic and diluted loss per share are the same for the years ended December 31, 2003 and 2002.

    Revenue recognition

      Revenue is recognized when earned. The Company's revenue recognition policies for its existing revenues are in compliance with American Institute of Certified Accountants Statements of Position 97-2 and 98-4, "Software Revenue Recognition." Revenue from sales of The Bluebook and other ancillary products is recorded when the products are shipped. Revenue from the sale of a license agreement is recognized ratably on a straight-line basis over the product's life cycle. Certain contracts specify separate fees for the software and the ongoing fees for maintenance and other support. If sufficient verifiable objective evidence of the fair value of each element of the arrangement exists, the elements of the contract are unbundled and the revenue for each element is recognized as appropriate. Revenue received or receivable in advance of performance of services is deferred and included in deferred revenue.

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

      In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

      Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

      Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

      Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not expect that the adoption of FASB Interpretation No. 46 will have a significant effect on the Company's financial statement presentation or disclosures.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

      reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.


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


2.  CHANGE IN ESTIMATE

      In September 2003 the management of the Company decided to change the estimated useful life of B.E.S.T.7 from 24 months to 15 months, which resulted in a corresponding change in the life for the amortization of the deferred revenue related to B.E.S.T.7. Development costs of B.E.S.T.7 that pertain to the data base, approximately 80% of the net book value as of June 30, 2003, will be amortized over 24 months and the remaining 20%, will be amortized over 9 months. The impact of the change in estimate was an increase in revenue during the year ended December 31, 2003 of $136,854. There is no impact on the results of operations because of the change in the amortization.


3.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of December 31, 2003 and 2002:

                                               2003       2002
                                            --------   --------

            Furniture                       $ 43,714   $ 43,714
            Office equipment                 202,896    144,150
                                            --------   --------

                                             246,610    187,864
            Less accumulated depreciation    148,546     98,890
                                            --------   --------

                                            $ 98,064   $ 88,974
                                            ========   ========

      Depreciation expense charged to operations in 2003 and 2002 was $49,656 and $29,791, respectively.

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

4.  PROGRAM DEVELOPMENT COSTS

      Program development costs consist of the following as of December 31, 2003 and 2002:

                                                 2003         2002
                                              ----------   ----------

            Cost of developed software        $  620,349   $  265,911
            Cost of software in development    3,580,610    3,125,862
                                              ----------   ----------
                                               4,200,959    3,391,773
            Less accumulated amortization        423,759      234,917
                                              ----------   ----------

                                              $3,777,200   $3,156,856
                                              ==========   ==========

      Amortization of program development costs charged to operations in 2003 and 2002 was $188,841 and $68,127 respectively. As of December 31, 2003, program development costs consist primarily of the Company's investments in B.E.S.T.7, B.E.S.T.Net and B.E.S.T.Central which are expected to be placed in service during 2004. The following is a schedule by years of future minimum amortization of programming costs as of December 31, 2003:

                     YEAR ENDING DECEMBER 31,    AMOUNT

                     2004                     $  135,676
                     2005                        956,066
                     2006                        895,153
                     2007                        895,153
                     2008                        895,152
                                              -----------

                        Total                 $3,777,200
                                              ===========
5.  INTANGIBLE ASSETS

      Intangible assets consist of the following as of December 31, 2003 and 2002:

                                              2003      2002
                                            -------   -------

            Graphic arts & other            $39,711   $38,212
            Customer list                     5,010     5,010
                                            -------   -------
                                             44,721    43,222
            Less accumulated amortization    19,836    10,414
                                            -------   -------
                                            $24,885   $32,808
                                            =======   =======

      Amortization of intangibles charged to operations in 2003 and 2002 was $9,422 and $8,756, respectively. The following is a schedule by years of future minimum amortization of intangible assets as of December 31, 2003:

                     YEAR ENDING DECEMBER 31,   AMOUNT

                     2004                      $ 9,241
                     2005                        7,036
                     2006                        5,548
                     2007                        1,098
                     2008 and after              1,962
                                              ---------

                        Total                  $24,885
                                              =========

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

6.  CAPITAL STOCK TRANSACTIONS

      Common Stock

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

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

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

7.  INCOME TAXES

      As of December 31, 2003, the Company had Federal net operating loss carryforwards of approximately $ 2,675,000 expiring in various years through 2023, which can be used to offset future taxable income, if any. No deferred tax benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods

      Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of a portion of the Company's federal net operating loss carryforwards may be limited as a result of changes in stock ownership in prior fiscal years.

      The Company's net deferred tax assets (using a federal corporate income rate of 34%) consist of the following at December 31, 2003 and 2002:



                                                         2003           2002
                                                     -----------    -----------

            Benefit of operating loss carryforward   $ 1,070,000    $   470,000
            Increase in valuation allowance           (1,070,000)      (470,000)
                                                     -----------    -----------

                           Net deferred tax asset    $        --    $        --
                                                     ===========    ===========

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

      As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at December 31, 2003 and 2002. The provision for income taxes using the statutory federal income tax rate as compared to the Company's effective tax rate is summarized below:

                                                              December 31,
                                                           -----------------
                                                            2003       2002
                                                           ------     ------
            Tax expense (benefit) at statutory rate          (34%)      (34%)
            Adjustments to change in valuation allowance      34%        34%
                                                           ------     ------
                                                              --         --
                                                           ======     ======

8.  RELATED PARTY TRANSACTIONS

      Effective as of January 1, 2002, Bluebook International entered into a consulting agreement with Daniel E. Josipovich, father of the Company's executive officers Mark A. Josipovich and Daniel T. Josipovich. Aggregate fees paid or payable to Daniel E. Josipovich, for consulting services rendered and related expenses during the years ended December 31, 2003 and 2002 were $150,000 and $189,708, respectively.

      As part of an Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, the Company is obligated to pay a royalty to Daniel E. and Dorothy Josipovich in the amount of 6% of net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by the Company, less any returns, rebates, discounts, allowances, rejections and credits, and less the actual out-of-pocket costs and expenses incurred, except depreciation, reserves, taxes, interest and extraordinary expenses. As of December 31, 2003 and 2002, under the above definition, the Company has negative net revenue; therefore no royalty expenses were accrued.

      Paul D. Sheriff, a Director, serves as President of PDSA, Inc., one of the Company's consultants. Aggregate fees billed to us by PDSA for consulting services rendered during the year ended December 31, 2002 was $158,770, and is included in Programming costs. As of December 31, 2003, accounts payable includes $95,000 due to this vendor. We believe that the services rendered to us by PDSA were on terms no more favorable than those with unrelated parties.

      In August 2002 the Company entered into a Stock Purchase Agreement with Cotelligent, Inc. for $5.1 million. The Company also entered into a consulting agreement with Cotelligent under which Cotelligent was to complete development of B.E.S.T.Net and B.E.S.T.Central. For the year ended December 31, 2002, the Company paid Cotelligent $2,413,375 for services rendered under the consulting agreement. As of December 31, 2002, accounts payable included $270,893 due to this vendor. The amount payable was liquidated during 2003. The Company has terminated the Consulting Services Master Agreement between Cotelligent and Bluebook International under which Cotelligent was required to complete and deliver B.E.S.T.Net and B.E.S.T.Central to us in August 2002. The Company took this action because it lost confidence in Cotelligent's

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

      ability to complete development of these products. Cotelligent had refused to complete the development work unless we agreed to pay over $400,000 in invoices that exceed the total project cost provided in the Consulting Agreement. The Company disputes that any further amounts are due under the Consulting Agreement. As a result, our launch of B.E.S.T.Net and B.E.S.T.Central was delayed and revenue from sales of these products were not realized. We have engaged a Microsoft Certified Partner to complete development of B.E.S.T.Net and B.E.S.T.Central products and have obtained an estimate of $275,000 to $350,000 to complete development of these products. We may seek to recover this amount from Cotelligent; however, there can be no assurance that we will successfully recover these expenses. As a result of both of these transactions Cotelligent, Inc. became a related party through its ownership of the convertible series C preferred stock.

      The related party note payable consisted of a note in the amount of $205,000 plus accrued interest at an interest rate of 8%. The note is payable to a shareholder and is due June 15, 2004.


9.  COMMITMENTS AND CONTINGENCIES

    Operating leases

      The Company leases office space, certain office equipment and a vehicle under non-cancelable operating leases expiring through January 2006. Total rental expense for the leases for the years ended December 31, 2003 and 2002 was $64,440 and $64,440, respectively. The following is a schedule by years of future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003.

                     YEAR ENDING DECEMBER 31, AMOUNT

                     2004                        $58,338
                     2005                          3,492
                     2006                            232
                                              -----------

                        Total                    $62,062
                                              ===========


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

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

      Josipovich or Daniel T.  Josipovich or termination  with cause by us, Mark
      A. Josipovich and Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination. In the event of termination with cause by Mark A. Josipovich or Daniel T. Josipovich or termination without cause by us, Mark A. Josipovich or Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination and total amount of annual salary from the date of termination until the end of the term of the employment agreements. As of December 31, 2003 and 2002, the Company has accrued salaries of $180,000 for each executive officer.

      Litigation

      As a general matter, we are subject to various legal proceedings, claims, and litigation that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

      On September 11, 2002, Bluebook was named as a defendant in Mason Yamishiro v. Bluebook International Holding Company, Inc., et al., Orange County Superior Court Case No. 02CC14478. The litigation arose from a stock purchase agreement and put agreement that Yamashiro entered into with a third party to purchase stock in Bluebook Holding. Bluebook was dismissed from this case and the litigation was subsequently settled.

      On February 3, 2003, Bluebook was also named as a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. Plaintiffs allege that the Company wrongfully withheld the issuance and delivery of plaintiffs' Company shares, thereby damaging plaintiffs in the loss of the value of their Company stock. The Company has no record of any stock ownership for one of the plaintiffs and, pending discovery, disputes that there is any basis for any claim against the Company. The Company does not dispute the stock ownership of the other plaintiffs. After the other plaintiffs presented the Company with lost stock certificates and representation letters, the other plaintiffs' shares were reissued to them. The Company is in settlement discussions with all plaintiffs but will defend this suit fully if it proceeds.

      On April 24, 2004, Cotelligent, Inc. filed a demand for arbitration against Bluebook in Case No. 731310018503 ARC, asserting a claim for breach of contract arising out of a consulting services agreement between Cotelligent and Bluebook. Bluebook filed cross-claims on May 29, 2003. Effective as of May 3, 2004, Bluebook and Cotelligent agreed to a mutual settlement of the entire arbitration pursuant to a Settlement Agreement. Under the terms of the Settlement Agreement, Cotelligent converted all of its shares of Bluebook Series C Preferred Stock into shares of Bluebook common stock on a one-for-one basis. In addition, Cotelligent agreed to deliver source code developed by Cotelligent for Bluebook pursuant to the consulting services agreement.

        THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

10. SUBSEQUENT EVENTS

      o     Pursuant to the  Settlement  Agreement with  Cotelligent,  On May 6,
            2004, the Company issued 5,316,704 shares of Common Stock and cancelled 5,316,704 shares of Series C Convertible Redeemable Preferred Stock.

      o An agreement was signed to issue 35,503 shares of common stock to settle a consulting fee debt of $4,200

      o Entered into a loan agreement in the amount of $120,000. The note was entered into March 31, 2004 and matures April 1, 2005. The interest rate charged on the note is 10% per annum.

      o Pending settlement of outstanding legal costs of approximately $399,000 in exchange for 1,995,974 shares within 30 days of request and an additional 399,195 shares upon closing of the agreement

11. RECLASSIFICATIONS

      Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation. In the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company reported interest expense as a part of selling, general, and administrative expenses. In 2003, the Company reported the interest expense as a separate line item shown as other income (expense). The interest expense for 2002 was reclassified as a separate line item.