Form 10QSB
period 2004-03-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2004-06-04
CIK 1126577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2004.


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT

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



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares of the Registrant's Common Stock outstanding as of June 4, 2004 was 34,050,115 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]
================================================================================

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

                        QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX




                                                                            Page

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements.........................................2

                  Condensed Consolidated Balance Sheets as of March 31, 2004
                  (Unaudited) and December 31, 2003............................2

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2004 and 2003 (Unaudited).......3

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2004 and 2003 (Unaudited).......4

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)..................................................5


         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................8

         ITEM 3.  Controls and Procedures.....................................14

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings...........................................15

         ITEM 2.  Changes in Securities.......................................15

         ITEM 6.  Exhibits and Reports on Form 8-K............................15

Signatures....................................................................16

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  March 31,    December 31,
                                                                     2004         2003
                                                                 (unaudited)
                                                                 ------------  ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $     27,915  $     44,831
     Accounts receivable, net of allowance for doubtful
     accounts of $4,600 as of March 31, 2004 and
     December 31, 2003                                                 27,036        26,798
     Prepaid expenses and other                                        11,500        10,000
                                                                 ------------  ------------

     TOTAL CURRENT ASSETS                                              66,451        81,629
                                                                 ------------  ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $158,778 and $148,546 in 2004 and 2003, respectively           87,831        98,064
                                                                 ------------  ------------

OTHER ASSETS
     Program development costs, net of accumulated amortization
       of $480,655 and $423,759, in 2004 and 2003, respectively     3,852,180     3,777,200
     Intangible assets, net of accumulated amortization
       of $22,188 and $19,836, in 2004 and 2003, respectively          22,534        24,885
     Other assets                                                       5,017         5,017
                                                                 ------------  ------------

     TOTAL OTHER ASSETS                                             3,879,731     3,807,102
                                                                 ------------  ------------

     TOTAL ASSETS                                                $  4,034,013  $  3,986,795
                                                                 ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                       $  1,200,017  $  1,063,013
     Due to stockholders and related party                            628,138       484,688
     Deferred revenue                                                  93,949       241,084
     Note payable due to related party                                245,000       205,000
                                                                 ------------  ------------

     TOTAL CURRENT LIABILITIES                                      2,167,104     1,993,785
                                                                 ------------  ------------

OTHER LIABILITIES
     Series C convertible preferred stock, $0.001 par value,
     5,316,704 shares issued and outstanding, subject to
     mandatory redemption                                           4,544,680     4,544,680
                                                                 ------------  ------------

     TOTAL OTHER LIABILITIES                                        4,544,680     4,544,680
                                                                 ------------  ------------

COMMITMENTS & CONTINGENCIES                                                --            --

STOCKHOLDERS' DEFICIENCY
     Series B Convertible Preferred Stock, $.0001 par value;
       5,000,000 shares authorized, 2,050 shares issued and
       outstanding                                                         --            --
     Common Stock, $.0001 par value; 50,000,000 shares
       authorized; 28,733,411 shares issued and outstanding             2,873         2,873
     Additional paid in capital                                       596,737       596,737
     Accumulated deficit                                           (3,277,381)   (3,151,280)
                                                                 ------------  ------------

                                                                   (2,677,771)   (2,551,670)
                                                                 ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $  4,034,013  $  3,986,795
                                                                 ============  ============

     See accompanying Notes to Condensed Consolidated Financial Statements

           THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                        2004           2003
                                                    (unaudited)     (unaudited)
                                                    ------------   ------------

SALES, net                                          $    292,030   $    116,638
                                                    ------------   ------------

OPERATING EXPENSES
      Selling, general and administrative expenses       341,855        594,376
      Depreciation and amortization expenses              69,480         61,765
                                                    ------------   ------------

      Total Operating Expenses                           411,335        656,141
                                                    ------------   ------------

OTHER EXPENSE
      Interest expense                                    (6,796)        (2,852)
                                                    ------------   ------------

      Total Other Expense                                 (6,796)        (2,852)
                                                    ------------   ------------

NET LOSS                                            $   (126,101)  $   (542,355)
                                                    ============   ============

Weighted average number of shares of
      common stock outstanding, basic and diluted     28,733,411     28,733,411
                                                    ============   ============

Loss per share, basic and diluted                   $      (0.00)  $      (0.02)
                                                    ============   ============


     See accompanying Notes to Condensed Consolidated Financial Statements

           THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                              2004          2003
                                                                           (unaudited)   (unaudited)
                                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                               $  (126,101)  $  (542,355)
    Adjustment to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                         69,480        61,765
          Changes in operating assets and liabilities:
             (Increase) Decrease in Accounts receivable                           (238)        8,879
             (Increase) in Prepaid expenses and other                           (1,500)      (31,049)
             Increase (Decrease) in Accounts payable and accrued expenses      137,004      (357,165)
             Increase (Decrease) in Due to stockholders and related party      143,450       (28,634)
             Increase (Decrease) in Deferred revenue                          (147,135)       33,534
                                                                           -----------   -----------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         74,960      (855,025)
                                                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                              --       (52,895)
    Program development costs                                                 (131,876)     (182,434)
    Purchase of intangible assets                                                   --        (1,500)
                                                                           -----------   -----------
    NET CASH USED IN INVESTING ACTIVITIES                                     (131,876)     (236,829)
                                                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Loans from stockholder                                                      40,000            --
                                                                           -----------   -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                   40,000            --
                                                                           -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (16,916)   (1,091,854)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                              44,831     1,528,773
                                                                           -----------   -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                               $    27,915   $   436,919
                                                                           ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                            $     6,796   $     2,852
                                                                           ===========   ===========


     See accompanying Notes to Condensed Consolidated Financial Statements

           THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2004


1. BASIS OF PRESENTATION

   The accompanying interim condensed financial statements are unaudited, but in the opinion of management of The Bluebook International Holding Company (Bluebook or the Company), contains all adjustments, which includes normal recurring adjustments necessary to present fairly the financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

   Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on May 19, 2004.

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

   The Company shortened the estimated life of its B.E.S.T. 7 software in the year ended December 31, 2003 because of the earlier introduction of its New software in 2004.

   The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.


2. BUSINESS ACTIVITY

   The Company was incorporated in Delaware on December 17, 1997. Since the Company's exchange reorganization and merger, effective as of October 1, 2001, the principal business of the Company has been developing and selling THE BLUEBOOK and B.E.S.T. software solutions. THE BLUEBOOK is a book in the form of both a desk and pocket size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T. is a software format of THE BLUEBOOK which allows subscribers the option to retrieve THE BLUEBOOK data and calculate the cost to clean, reconstruct or repair, then file claims electronically.

   The Company has recently  completed its  development  of the  InsureBase  and
   Insured to Value Solutions. These systems are designed to assist the insurance carrier in calculating premiums for homeowners insurance and identifying and verifying premiums with existing policyholders for residential properties located in the United States and Canada. The Company recently began its marketing of these solutions and has recently sold its first contract of InsureBase. The company is also working with many other prospects.

   Although the development of the Company's B.E.S.T.Net solution is substantially complete, the Company is currently working on the completion of B.E.S.T.Central and the tie-in or interface between B.E.S.T.Net and
   B.E.S.T.Central   as   well   as   the   integration   of   B.E.S.T.7.   into
   B.E.S.T.Central.

LOSS PER COMMON SHARE

3. Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company has no outstanding options or warrants, basic and diluted loss per share are the same for the three months ended March 31, 2004 and 2003.

4. RELATED PARTY TRANSACTIONS

   The amount due to stockholders and related parties was $628,138 as of March 31, 2004 and $484,688 as of December 31, 2003. The amount due to stockholders as of March 31, 2004 consists of accrued salaries and consulting fees payable to our president and chief executive officer, Mark Josipovich, our chief operating officer, Dan Josipovich, and relatives of the president and chief operating officer of the Company. The note payable due to related party, in the amount of $245,000 at March 31, 2004 and $205,000 at December 31, 2003, is secured, bears an interest rate of 8% and is due on June 15, 2004. During the three months ended March 31, 2004, the Company incurred consulting fees of $37,500 that were accrued to relatives of the president and chief operating officer of the Company.

5. CONTINGENCIES

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

   Operating leases

      The Company leases office space, certain office equipment and a vehicle under non-cancelable operating leases expiring through January 2006. Total rental expense for the leases for the three months ended March 31, 2004 and 2003 was $22,513 and $22,885, respectively. The following is a schedule by years of future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2004.

                     PERIOD ENDING MARCH 31,    AMOUNT
                     -----------------------  -----------

                     2005                        $36,992
                     2006                          2,086
                                              -----------

                        Total                    $39,078
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

      On February 3, 2003, Bluebook was named as a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that the Company wrongfully withheld the issuance and delivery of plaintiffs' Company shares, thereby damaging plaintiffs in the loss of the value of their Company stock. The Company has no record of any stock ownership for one of the plaintiffs and, pending discovery, disputes that there is any basis for any claim against the Company. The Company does not dispute the stock ownership of the other plaintiffs. After the other plaintiffs presented the Company with lost stock certificates and representation letters, the other plaintiffs' shares were reissued to them. The Company is in settlement discussions with all plaintiffs but will defend this suit fully if it proceeds. The Company believes that it is not subject to any liability arising from this litigation.

      Effective as of May 3, 2004, Bluebook and Cotelligent, Inc. agreed to a mutual settlement of the entire arbitration between them pursuant to a Settlement Agreement. The arbitration arose when on April 24, 2004, Cotelligent filed a Demand for Arbitration, Case No. 73 131 00185 03 ARC, asserting a claim against The Bluebook International Inc. for breach of contract arising out the consulting services agreement between Cotelligent and Bluebook. On May 29, 2003, The Bluebook International Inc. filed cross-claims against Cotelligent. Under the terms of the Settlement Agreement, Cotelligent converted all of its shares of Bluebook Series C Convertible Redeemable Preferred Stock into shares of Bluebook Common Stock on a one-for-one basis. In addition, Cotelligent agreed to deliver source code developed by Cotelligent for Bluebook pursuant to the consulting services agreement.


6. GOING CONCERN

   The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss from operations of $126,101, a positive cash flow from operations of $74,960 and has a net working capital deficiency of $2,100,653 and net stockholders' deficiency of $2,677,771 as of March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or debt, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

   The Company has incurred negative cash flow from operations in recent years. As of March 31, 2004 the Company had cash of $27,915 and an accumulated deficit of $3,277,381. The Company's operating cash flows for the three months ended March 31, 2004 were funded primarily through operations, loans from majority stockholders and cash existing at December 31, 2003. The Company believes it has sufficient cash to meet its immediate working capital requirements while additional operations and development funds are sought from loans from officers or principal stockholders of the company, third party financing and further reducing overhead relating to software solutions now finished in development.

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

7. SUBSEQUENT EVENTS

      o Pursuant to the Settlement Agreement with Cotelligent, on May 6, 2004, the Company issued 5,316,704 non registered shares of Common Stock and cancelled 5,316,704 shares of Series C Convertible Redeemable Preferred Stock. As a result of this conversion, stockholder deficiency will be reduced by $4,544,680.

      o An agreement was signed to issue 35,503 shares of common stock to settle a consulting fee debt of $4,200.

      o On March 31, 2004 the Company entered into a loan agreement in the amount of $120,000. The loan bears interest of 10% per annum, paid in advance and due on April 1, 2005.

      o Pending settlement of outstanding legal costs of approximately $399,000 in exchange for 1,995,974 shares within 30 days of their request and an additional 399,195 shares upon closing of the agreement.


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

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report, and with Management's Discussion and Analysis and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-KSB filed with the SEC on May 19, 2004.

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software solutions and THE BLUEBOOK. Net revenues for the three months ended March 31, 2004 increased by $175,392 or 150% to $292,030 compared with net revenues of $116,638 for the three months ended March 31, 2003. Included in revenue for the three month period ended March 31, 2004 was $160,012 resulting from change in estimate for the estimated sales life of B.E.S.T.7. Previously, the sales life of B.E.S.T. 7 was amortized over 24 months, and now is fully amortized in anticipation of the release of our new software. We expect revenue to increase in the second quarter as we commence sales on our InsureBase and Insured to Value solutions and continue sales of THE BLUEBOOK and our B.E.S.T. software solution.

      Operating Expenses. Selling, general and administrative expenses decreased by $252,521 or 42% to $341,855 for the three months ended March 31, 2004 compared to $594,376 for the three months ended March 31, 2003. This decrease is due primarily to reduction of workforce, decrease in legal and accounting fees, and decrease in other professional expenses associated with the development and marketing of new software, preparation of business plan, litigation and our reporting obligations. We expect selling, general and administrative expenses to increase in the near future.

      Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2004 increased by $7,715 or 12% to $69,480 compared to $61,765 for the three months ended March 31, 2003. This increase was primarily due to amortization of B.E.S.T.7 program development costs.

      Interest Expense. Interest expense for the three months ended March 31, 2004 increased by $3,944 or 138% to $6,796 compared to $2,852 for the three months ended March 31, 2003. This increase was primarily due to interest on Note payable due to related party.

      Net Loss. For the three months ended March 31, 2004, we had a net loss of $126,101 or less than $0.01 per share, compared with a net loss of $542,355 or $0.02 per share for the three months ended March 31, 2003. The decrease in net loss for the three months ended March 31, 2004 is primarily attributable to increased revenue and decreased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred negative cash flow from operations in recent years. As of March 31, 2004, we had cash of $27,915, net working capital deficiency of $2.1 million and an accumulated deficit of $3.3 million. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Our 2004 operations and investment activities have been funded primarily through sales, loan from a related party and cash existing at December 31, 2003. We have no material commitments for capital expenditures as of March 31, 2004. We believe that the majority stockholders and their affiliates will be able to supply funding sufficient for us to operate through fourth quarter 2004.

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

      Net cash provided from operating activities was $74,960 during the three months ended March 31, 2004 and net cash used for operating activities was $855,025 for the same period in 2003. This increase in net cash from operating activities was primarily due to increase in revenue, decrease in legal and accounting expenses and decrease in salary expenses.

      Net cash flows used in investing activities was $131,876 for the three months ended March 31, 2004 and $236,829 for the same period in 2003. The decrease in cash used for investing activities was primarily due to completion of software solutions,. the slowing down of the development of new software solutions, and there being no major purchases of property and equipment and increases in accounts payable.

      Net cash flows provided from financing activities was $40,000 for the three months ended March 31, 2004 and $0 for the same period in 2003. The increase in cash provided from financing activities was primarily due to loan from a related party.

      We have recently taken steps to improve our liquidity, including obtaining additional funding, reduction of our workforce and deferment of the salaries of our Chief Executive Officer and Chief Operating Officer. If we are not successful in raising additional capital, we will further reduce operating expenses through headcount reductions in restructurings and modify our business model and strategy to accommodate licensing of our technology and databases. Further, we would continue sales of our Bluebook and B.E.S.T. software solutions and our recently released InsureBase and Insured to Value solutions. We do not expect any significant impact on our sales of the Bluebook and B.E.S.T.7 from any such restructurings. However, these restructurings may adversely affect sales of our InsureBase and Insured to Value solutions, as well as development of any new solutions.

      We intend to seek additional capital in the next six months through additional private placements, loans from stockholders and sales of various products. If we are not successful in raising additional capital, we will reduce operating expenses through headcount reductions in restructuring.

      Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our primary short-term needs for capital are our product development efforts, our sales, marketing and administrative activities, working capital associated with increased sales of our solutions, and capital expenditures relating to maintaining and developing our operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future solutions gain market acceptance, the extent to which products, solutions or technologies under development are successfully developed, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, the procurement and enforcement of intellectual property rights important to our business and the results of competition.

RELATED PARTY TRANSACTIONS

      For a discussion of related party transactions  involving the company, see note 4 of our financial statements included in this quarterly report.

COMMITMENTS AND CONTINGENCIES

For a discussion of our commitments and contingencies, see note 5 of our financial statements included in this quarterly report.

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

      The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

      o     Revenue recognition; and

      o     Computer software to be sold, leased or otherwise marketed.

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

RISK FACTORS

      WE ANTICIPATE FUTURE LOSSES AND MAY NOT BE ABLE TO ACHIEVE SUSTAINED PROFITABILITY.

      We have incurred net losses in recent years and, as of March 31, 2004, we had an accumulated deficit of $3.2 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

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

      The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public technology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in 2003 our closing stock price ranged from a low of $0.01 to a high of $1.10, and in the first quarter of 2004 our closing stock price ranged from a low of $0.11 to a high of $0.33. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      On February 3, 2003, Bluebook was named as a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that Bluebook wrongfully withheld the issuance and delivery of plaintiffs' Bluebook Holding shares, thereby damaging plaintiffs in the loss of the value of their Bluebook stock. Bluebook has no record of any stock ownership for one of the plaintiffs. Bluebook does not dispute the stock ownership of the other plaintiffs. After the other plaintiffs presented Bluebook with lost stock certificates and representation letters, the other plaintiffs' shares were reissued to them. We are in active settlement discussions with all plaintiffs but will defend this suit fully if it proceeds. Bluebook believes that it is not subject to any liability arising from this litigation.

      Effective as of May 3, 2004, Bluebook and Cotelligent, Inc. agreed to a mutual settlement of the entire arbitration between them pursuant to a Settlement Agreement. The arbitration arose when on April 24, 2004, Cotelligent filed a demand for arbitration against Bluebook in Case No. 731310018503 ARC, asserting a claim for breach of contract arising out of a consulting services agreement between Cotelligent and Bluebook. Bluebook filed cross-claims on May 29, 2003. Under the terms of the Settlement Agreement, Cotelligent converted all of its shares of Bluebook Series C Preferred Stock into shares of Bluebook common stock on a one-for-one basis. In addition, Cotelligent agreed to deliver source code developed by Cotelligent for Bluebook pursuant to the consulting services agreement.

      From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES

      On May 5, 2004, Bluebook and Cotelligent mutually entered into an agreement to dismiss Arbitration Case No. 731810018503 ARC and convert all of Cotelligent's shares of Series C Convertible Preferred Stock into 5,316,704 non registered shares of common stock. As a result of this conversion, stock holders deficiencies will be reduced by $4,544,680. All preferences and privileges associated with the Series C Convertible Preferred Stock were removed and all shares of Series C Convertible Preferred Stock will be retired.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

          Number  Description

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


                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY




Date:  June 4, 2004     By:     /s/ Mark A. Josipovich
                                ------------------------------------------------
                                Mark A. Josipovich, Chief Executive Officer
                                and Principal Accounting Officer