Form 10QSB
period 2004-06-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2004-08-23
CIK 1126577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004.


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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the Registrant's Common Stock outstanding as of August 16, 2004 was 34,050,115 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

================================================================================

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I.  FINANCIAL INFORMATION
         ITEM 1.        Financial Statements  .........................................................................2

                        Condensed Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and
                        December 31, 2003..............................................................................2

                        Condensed Consolidated Statements of Operations for the Three and Six Months
                        Ended June 30, 2004 and 2003 (Unaudited).......................................................3

                        Condensed Consolidated Statements of Stockholders' Equity (Deficiency) for the Six Months
                        Ended June 30, 2004 (Unaudited)................................................................4

                        Condensed Consolidated Statements of Cash Flows for the Three and Six Months
                        Ended June 30, 2004 and 2003 (Unaudited).......................................................5

                        Notes to Condensed Consolidated Financial Statements (Unaudited)...............................6

         ITEM 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..........................................................................8

         ITEM 3.        Controls and Procedures.......................................................................16

PART II. OTHER INFORMATION

         ITEM 1.        Legal Proceedings.............................................................................16

         ITEM 2.        Changes in Securities.........................................................................16

         ITEM 6.        Exhibits and Reports on Form 8-K..............................................................17

Signatures............................................................................................................17

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,          December 31,
                                                                                            2004                2003
                                                                                         (unaudited)
                                                                                         -----------        -----------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                          $    17,728        $    44,831
      Accounts receivable, net of allowance for doubtful accounts of $4,600
         as of June 30, 2004 and December 31, 2003                                            22,555             26,798
      Prepaid expenses and other                                                              26,008             10,000
                                                                                         -----------        -----------

      TOTAL CURRENT ASSETS                                                                    66,291             81,629
                                                                                         -----------        -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
      of $169,601 and $148,546 in 2004 and 2003, respectively                                 77,009             98,064
                                                                                         -----------        -----------

OTHER ASSETS
Program development costs, net of accumulated amortization
      of $500,457 and $423,759, in 2004 and 2003, respectively                             3,963,963          3,777,200
Intangible assets, net of accumulated amortization
      of $24,464 and $19,836, in 2004 and 2003, respectively                                  20,258             24,885
Other assets                                                                                   5,017              5,017
                                                                                         -----------        -----------

      TOTAL OTHER ASSETS                                                                   3,989,238          3,807,102
                                                                                         -----------        -----------

      TOTAL ASSETS                                                                       $ 4,132,538        $ 3,986,795
                                                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                              $ 1,256,178        $ 1,063,013
      Note payable                                                                           120,000                 --
      Due to stockholders and related party                                                  759,394            484,688
      Deferred revenue                                                                       103,349            241,084
      Note payable to related party                                                          283,200            205,000
                                                                                         -----------        -----------

      TOTAL CURRENT LIABILITIES                                                            2,522,121          1,993,785
                                                                                         -----------        -----------

OTHER LIABILITIES
      Series C Convertible Preferred Stock, $.001 par value, 5,316,704 shares
      issued and outstanding, subject to mandatory redemption                                     --          4,544,680
                                                                                         -----------        -----------

      TOTAL OTHER LIABILITIES                                                                     --          4,544,680
                                                                                         -----------        -----------

COMMITMENTS & CONTINGENCIES                                                                       --                 --

STOCKHOLDERS' EQUITY (DEFICIENCY)
      Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
           authorized, 2,050 shares issued and outstanding                                        --                 --
      Common Stock, $.0001 par value; 50,000,000 shares authorized;
          34,050,115 and 28,733,411 shares issued and outstanding at June 30, 2004
          and December 31, 2003, respectively                                                  3,405              2,873
      Additional paid in capital                                                           5,140,885            596,737
      Accumulated deficit                                                                 (3,533,873)        (3,151,280)
                                                                                         -----------        -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                              1,610,417         (2,551,670)
                                                                                         -----------        -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                            $ 4,132,538        $ 3,986,795
                                                                                         ===========        ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                           --------------------------------        --------------------------------
                                                               2004                2003                2004                2003
                                                           ------------        ------------        ------------        ------------
SALES, net                                                 $    132,502        $    205,091        $    424,532        $    321,729
                                                           ------------        ------------        ------------        ------------

OPERATING EXPENSES
        Selling, general and administrative expenses            344,891             616,944             686,746           1,211,969
        Depreciation and amortization expenses                   32,901              61,978             102,381             123,743
                                                           ------------        ------------        ------------        ------------

        Total Operating Expenses                                377,792             678,922             789,127           1,335,712
                                                           ------------        ------------        ------------        ------------

OTHER EXPENSE
        Interest expense                                        (11,202)             (2,761)            (17,998)             (4,964)
                                                           ------------        ------------        ------------        ------------

        Total Other Expense                                     (11,202)             (2,761)            (17,998)             (4,964)
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $   (256,492)       $   (476,592)       $   (382,593)       $ (1,018,947)
                                                           ============        ============        ============        ============

Loss per share, basic and diluted                          $      (0.01)       $      (0.02)       $      (0.01)       $      (0.04)
                                                           ============        ============        ============        ============

Weighted average number of shares of
        common stock outstanding, basic and diluted          32,180,505          28,733,411          30,456,958          28,733,411
                                                           ============        ============        ============        ============

      See Accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2004

                                                         COMMON STOCK           PREFERRED STOCK
                                                  -------------------------------------------------------
                                                     SHARES          AMOUNT       SHARES       AMOUNT
                                                  -------------  ----------------------------------------
Balance, January 1, 2003                            28,733,411       $ 2,873        2,050

Net loss in 2003
                                                  -------------  ------------   ----------  -----------

Balance, December 31, 2003                          28,733,411         2,873        2,050            -

Conversion of Series C Preferred Stock               5,316,704           532

Net loss for the six months ended June 30, 2004
                                                  -------------  ------------   ----------  -----------

                                                  -------------  ------------   ----------  -----------
Balance, June 30, 2004 (unaudited)                  34,050,115       $ 3,405        2,050       $    -
                                                  =============  ============   ==========  ===========


                                                      ADDITIONAL         ACCUMULATED
                                                   PAID IN CAPITAL         DEFICIT           TOTAL
                                                  -----------------------------------------------------
Balance, January 1, 2003                                  $ 596,737       $ (1,591,151)     $ (991,541)

Net loss in 2003                                                            (1,560,129)     (1,560,129)
                                                  ------------------   ----------------  --------------

Balance, December 31, 2003                                  596,737         (3,151,280)     (2,551,670)

Conversion of Series C Preferred Stock                    4,544,148                          4,544,680

Net loss for the six months ended June 30, 2004                               (382,593)       (382,593)
                                                  ------------------   ----------------  --------------

                                                  ------------------   ----------------  --------------
Balance, June 30, 2004 (unaudited)                      $ 5,140,885       $ (3,533,873)     $1,610,417
                                                  ==================   ================  ==============

      See Accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  For the six months ended June 30,
                                                                                       2004                2003
                                                                                    (unaudited)        (unaudited)
                                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                      $  (382,593)       $(1,018,947)
      Adjustment to reconcile net loss to net cash provided by (used in)
         operating activities
              Depreciation and amortization                                             102,382            123,743
              Changes in operating assets and liabilities:
                 Decrease in Accounts receivable                                          4,243              3,750
                 Increase in Prepaid expenses and other                                 (16,008)           (26,738)
                 Increase (Decrease) in Accounts payable and accrued expenses           193,165           (107,564)
                 Increase (Decrease) in Due to stockholders and related party           274,706            (28,177)
                 Increase (Decrease) in Deferred revenue                               (137,735)            37,407
                                                                                    -----------        -----------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                38,159         (1,016,526)
                                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                     --            (56,911)
      Program development costs                                                        (263,462)          (385,903)
      Purchase of intangible assets                                                          --             (1,500)
                                                                                    -----------        -----------
      NET CASH USED IN INVESTING ACTIVITIES                                            (263,462)          (444,314)
                                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Note payable                                                                      120,000                 --
      Note payable to related party                                                      78,200                 --
                                                                                    -----------        -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                         198,200                 --
                                                                                    -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (27,103)        (1,460,840)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                       44,831          1,528,773
                                                                                    -----------        -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                        $    17,728        $    67,933
                                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Interest                                                                   $    17,498        $     4,964
                                                                                    ===========        ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2004


1.    BASIS OF PRESENTATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of The Bluebook International Holding Company
(Bluebook or the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the three and six months ended June 30, 2004 and 2003. The balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

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

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Recent Accounting Pronouncements

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

3.    LOSS PER COMMON SHARE

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company has no outstanding options or warrants, basic and diluted loss per share are the same for the periods ended June 30, 2004 and 2003.

4.    NOTE PAYABLE

On March 31, 2004, the Company entered into a loan agreement for $120,000. The loan bears interest at the rate of 10% per annum, and is due on April 1, 2005. Interest is payable on the first of each month. The loan is secured by the Company's accounts receivable, tax refunds, deposit accounts, and cash and cash equivalents. If this collateral is insufficient to secure the loan, the loan is also secured by the shares of the Company's common stock held by the Company's chief executive officer, Mark A. Josipovich. The loan is subject to certain preservation of corporate status covenants which the Company was in compliance with as of June 30, 2004.


5.    CAPITAL STOCK

Pursuant to the  Settlement  Agreement  with  Cotelligent,  on May 6, 2004,  the
Company issued 5,316,704 unregistered shares of Common Stock and cancelled 5,316,704 shares of Series C Convertible Redeemable Preferred Stock. As a result of this conversion, the Company's stockholders' deficiency was reduced by $4,544,680.


6.    RELATED PARTY TRANSACTIONS

The amount due to stockholders and related parties was $759,394 as of June 30, 2004 and $484,688 as of December 31, 2003. The amount due to stockholders as of June 30, 2004 consists of accrued salaries and consulting fees payable to our president and chief executive officer, Mark Josipovich, our chief operating officer, Dan Josipovich, and relatives of the president and chief operating officer of the Company. Note payable in the amount of $283,200 as of June 30, 2004 is due to a related party and is secured by all the assets of the Company, bears an interest rate of 8% and is due on January 15, 2005. During the six months ended June 30, 2004, the Company incurred consulting fees of $75,000 that were accrued to a relative of the president and chief operating officer of the Company.

7.    CONTINGENCIES

Litigation

As a general matter, the Company is subject to various legal proceedings, claims, and litigation that arise in the normal course of its business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations, or cash flows.

On February 3, 2003, the Company was named as a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that the Company wrongfully withheld the issuance and delivery of plaintiffs' Company shares, thereby damaging plaintiffs in the loss of the value of their Company stock. The Company has no record of any stock ownership for one of the plaintiffs and, pending discovery, disputes that there is any basis for any claim against the Company. The Company does not dispute the stock ownership of the other plaintiffs. After the other plaintiffs presented the Company with lost stock certificates and representation letters, the other plaintiffs' shares were reissued to them. The Company is in settlement discussions with all plaintiffs but will defend this suit fully if it proceeds.

8.    GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss from operations of $382,593 for the six months ended June 30, 2004 and had a net working capital deficiency of $2,455,830 as of June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or debt, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company has incurred negative cash flow from operations in recent years. As of June 30, 2004 the Company had cash of $17,728 and an accumulated deficit of $3,533,873. The Company's 2004 cash flows were funded primarily through operations, loans from majority stockholders and cash existing at December 31, 2003. The Company believes it will have sufficient cash to meet its immediate working capital requirements through December 31, 2004, while additional operations and development funds are sought from loans from officers or principal stockholders of the company, third party financing and further reducing overhead relating to software solutions now finished in development.

The Company has recently taken steps to improve liquidity, including obtaining additional funding (see Note 9), reduction of its workforce and deferment of a portion of its Chief Executive Officer's and Chief Operating Officer's salaries. If it is not successful in raising additional capital, it will further reduce operating expenses through headcount reductions in restructurings and modify its business model and strategy to accommodate licensing of its technology and databases. Further, the Company would continue sales of THE BLUEBOOK and B.E.S.T. software solutions and recently released InsureBase and Insured to Value software solutions. The Company does not expect any significant impact on its sales of THE BLUEBOOK, B.E.S.T.7 and InsureBase software solutions from such restructurings; however, they may adversely affect the development of any new software solutions.

9.    SUBSEQUENT EVENTS

On August 13, 2004, the Company received $427,500 in financing from an investor. The Company issued a convertible promissory note to the investor in exchange for the $427,500. The note has a term of one year, bears interest of 10% per annum and is convertible into common stock of the Company during the five-day period (but not at any other time) following the purchase of common stock of the Company by an institutional investor. The number of shares into which the note may be converted shall be determined by dividing the total amount of indebtedness on the note as of the date of conversion by the price per share at which the institutional investor purchases shares of the Company's common stock.

On July 15, 2004, the Company entered into a loan agreement with a related party in the amount of $30,000 due July 15, 2005 which may be extended at the sole discretion of the lender and is secured by 200,000 shares of the Company's common stock. The lender agrees that if at any time prior to the term of this agreement, or at any time after if extended by the lender, the stock price reaches $1.00 per share for a period of 30 days, the lender shall offer to the Company the first right of refusal to purchase all said shares, however, at no point shall this price be less than $1.00 per share. If after this condition is met plus 30 days, the lender elects to keep said shares, this loan agreement will become satisfied and paid in full. In the event the shares of the Company do not meet $1.00 per share within one year from the effective date of this agreement, the lender shall be entitle to receive the payment of $30,000 and keep the number of shares as may be owned by the lender at such time.

There is a pending settlement of outstanding legal costs of approximately $399,000 in exchange for 1,995,974 shares within 30 days of their request and an additional 399,195 shares upon closing of the agreement.

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

RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software solutions and THE BLUEBOOK. Net revenues for the three months ended June 30, 2004 decreased by $72,589 or 35% to $132,502 compared with net revenues of $205,091 for the three months ended June 30, 2003. The decrease in revenue resulted from the company having limited cash to spend on marketing. We expect revenue to increase in the third quarter as we commence sales on our InsureBase and Insured to Value solutions and continue sales of THE BLUEBOOK and our B.E.S.T. software solution.

      Operating Expenses. Selling, general and administrative expenses decreased by $272,053 or 44% to $344,891 for the three months ended June 30, 2004 compared to $616,944 for the three months ended June 30, 2003. This decrease is due primarily to reduction of workforce, decrease in legal and accounting fees, and other professional expenses associated with the development and marketing of new software, preparation of business plan, litigation and our reporting obligations. We expect selling, general and administrative expenses to increase in the near future.

      Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2004 decreased by $29,077 or 47% to $32,901 compared to $61,978 for the three months ended June 30, 2003. This decrease was primarily due to some of the assets were fully amortized in the first quarter 2004.

      Interest expense. Interest expense for the three months ended June 30, 2004 increased by $8,441 to $11,202 compared to $2,761 for the three months ended June 30, 2003. This increase was primarily due to interest on Note payable to related party.

      Net Loss. For the three months ended June 30, 2004, we had a net loss of $256,492 or $0.01 per share, compared with a net loss of $476,592 or $0.02 per share for the three months ended June 30, 2003. The decrease in net loss for the three months ended June 30, 2004 is primarily attributable to the decreased selling, general and administrative expenses and depreciation and amortization expenses.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software solutions and THE BLUEBOOK. Net revenues for the six months ended June 30, 2004 increased by $102,803 or 32% to $424,532 compared with net revenues of $321,729 for the six months ended June 30, 2003. Included in revenue for the six month period ended June 30, 2004 was $222,761 resulting from change in estimate for the estimated sales life of B.E.S.T.7. Without the change in estimate, revenue would have decreased by $47,369. The decrease in revenue resulted from the company having limited cash to spend on marketing. We expect revenue to increase in the third quarter as we commence sales on our InsureBase and Insured to Value solutions and continue sales of THE BLUEBOOK and our B.E.S.T. software solution.

      Operating Expenses. Selling, general and administrative expenses decreased by $525,223 or 43% to $686,746 for the six months ended June 30, 2004 compared to $1,211,969 for the six months ended June 30, 2003. This decrease is due primarily to reduction of workforce, decrease in legal and accounting fees, and other professional expenses associated with the development and marketing of new software, preparation of business plan, litigation and our reporting obligations. We expect selling, general and administrative expenses to increase in the near future.

      Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2004 decreased by $21,362 or 17% to $102,381 compared to $123,743 for the six months ended June 30, 2003. This increase was primarily due to amortization of B.E.S.T.7 program development costs.

      Interest expense. Interest expense for the six months ended June 30, 2004 increased by $13,034 to $17,998 compared to $4,964 for the six months ended June 30, 2003. This increase was primarily due to interest on Note payable to related party.

      Net Loss. For the six months ended June 30, 2004, we had a net loss of $382,593 or $0.01 per share, compared with a net loss of $1,018,947 or $0.04 per share for the six months ended June 30, 2003. The decrease in net loss for the six months ended June 30, 2004 is primarily attributable to the increased sales and decreased selling, general and administrative expenses and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

      Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred negative cash flow from operations in recent years. As of June 30, 2004, we had cash of $17,728, net working capital deficiency of $2.4 million and an accumulated deficit of $3.5 million. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      Our 2004 operations and investment activities have been funded primarily through sales, loan from a related party and cash existing at December 31, 2003. We have no material commitments for capital expenditures as of June 30, 2004. We believe that the majority stockholders and their affiliates will be able to supply funding sufficient for us to operate through fourth quarter 2004.


      As a result of the delays in releasing B.E.S.T.Net and B.E.S.T.Central, revenues from sales of those products and services have been delayed. We believe that we have sufficient cash to fund our operations through the fourth quarter of 2004, excluding costs associated with outside vendors to complete the development of B.E.S.T.Net and B.E.S.T.Central of approximately $125,000. We are actively seeking to raise additional capital through sales of equity or debt securities and are optimistic that we will be able to obtain such funding. However, if we are not successful in raising sufficient additional working capital, we can reduce operating expenses through reductions in sales and development personnel and other steps to restructure our operations. Although we do not expect to incur significant adverse impact on sales and development of our current products and services from such cost reductions, our development of additional products and services would likely be adversely affected or suspended altogether.

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

      Net cash provided from operating activities was $38,159 during the six months ended June 30, 2004 and net cash used for operating activities was $1,016,526 for the same period in 2003. This increase in net cash from operating activities was primarily due to increase in revenue, decrease in legal and accounting expenses and decrease in salary expenses.

      Net cash flows used in investing activities was $263,462 for the six months ended June 30, 2004 and $444,314 for the same period in 2003. The decrease in cash used for investing activities was primarily due to completion of software solutions and the slowing down of the development of new software solutions.

      Net cash flows provided from financing activities was $198,200 for the six months ended June 30, 2004 and $0 for the same period in 2003. The increase in cash provided from financing activities was primarily due to the issuance of a $120,000 note payable and a further advance of $78,200 from a related party.

      On August 13, 2004, we received $427,500 in financing from an investor. We issued a convertible promissory note to the investor in exchange for the $427,500. The note has a term of one year, bears interest at 10% per annum and is convertible into our common stock during the five-day period (but not at any other time) following the purchase of our common stock of by an institutional investor. The number of shares into which the note may be converted shall be determined by dividing the total amount of indebtedness on the note as of the date of conversion by the price per share at which the institutional investor purchases shares of our common stock.

On July 15, 2004, we entered into a loan agreement with a related party in the amount of $30,000 due July 15, 2005 which may be extended at the sole discretion of the lender and is secured by 200,000 shares of our common stock. The lender agrees that if at any time prior to the term of this agreement, or at any time after if extended by the lender, the stock price reaches $1.00 per share for a period of 30 days, the lender shall offer to us the first right of refusal to purchase all said shares, however, at no point shall this price be less than $1.00 per share. If after this condition is met plus 30 days, the lender elects to keep said shares, this loan agreement will become satisfied and paid in full. In the event our shares do not meet $1.00 per share within one year from the effective date of this agreement, the lender shall be entitle to receive the payment of $30,000 and keep the number of shares as may be owned by the lender at such time.

      On May 6, 2004, pursuant to a settlement agreement with Cotelligent, we issued 5,316,704 shares of unregistered shares of common stock and canceled 5,316,704 shares of Series C Convertible Redeemable Preferred Stock. As a result of this conversion, our stockholders deficiency was reduced by $4,544,680.

      On March 31, 2004, we entered into a loan agreement for $120,000. The loan bears interest at the rate of 10% per annum and is due on April 1, 2005. Interest is payable on the first of each month. The loan is secured by our accounts receivable, tax refunds, deposit accounts, and cash and cash equivalents. If this collateral is insufficient to secure the loan, the loan is also secured by the shares of our common stock held by our chief executive officer, Mark A. Josipovich.

      A related party to our company provided loans to us in the amount of $38,200 in the second quarter of 2004 and a total of $78,200 during the six months ended June 30, 2004.

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

RISK FACTORS

      WE ANTICIPATE FUTURE LOSSES AND MAY NOT BE ABLE TO ACHIEVE SUSTAINED PROFITABILITY.

We have incurred net losses in recent years and, as of June 30, 2004, we had an accumulated deficit of $3.5 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in research and development and from sales and marketing and general and administrative expenses. Even though we expect to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

      WE ARE NOT GENERATING POSITIVE CASH FLOW FROM OPERATIONS AND MAY NEED ADDITIONAL CAPITAL AND ANY REQUIRED CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

      We have incurred negative cash flow from operations on an annual basis in recent years. As of June 30, 2004, our cash on hand may not be sufficient to fund our operations through 2004. As a result, we may raise additional capital or pursue alternative strategies.

      Our 2004 internal financial projections and strategic plan, indicates that our available cash, together with cash from operations and additional funding expected to be available, should be sufficient to fund our operations through the fourth quarter of 2004 without greater reductions in our workforce. Our 2004 internal financial projections and strategic plan, expects that we will reduce, but not eliminate, our negative cash flow from operations, primarily through increased revenue and continued control over operating expenses. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We expect to raise additional funds through one or more of the following: (1) sale of various products, solutions or marketing rights;
(2) licensing of technology; and (3) sale of equity and debt securities. Although we recently received $427,500 in financing from an investor, we still need to raise additional funds. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash.

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

      We have introduced some of our software solutions only recently and some of our solutions are still under development. Among our recently introduced solutions are B.E.S.T.7, InsureBase and Insured to Value. Although development of our B.E.S.T.Net solution is substantially complete, we currently have under development B.E.S.T.Central and the tie-in or interface between B.E.S.T.Net, B.E.S.T.Central and integration of B.E.S.T.7. Because we have limited resources to devote to products development and commercialization, any delay in the development of one solution or reallocation of resources to solutions development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate additional revenue will decrease.

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


                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      On February 3, 2003, we were named as a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that we wrongfully withheld the issuance and delivery of plaintiffs' shares of our common stock, thereby damaging plaintiffs in the loss of the value of their stock. We have no record of any stock ownership for one of the plaintiffs and, pending discovery, disputes that there is any basis for any claim against us. We do not dispute the stock ownership of the other plaintiffs. After the other plaintiffs presented us with lost stock certificates and representation letters, the other plaintiffs' shares were reissued to them. We are in settlement discussions with all plaintiffs but will defend this suit fully if it proceeds.

ITEM 2. CHANGES IN SECURITIES

      On May 6, 2004, pursuant to a settlement agreement with Cotelligent, we issued 5,316,704 shares of unregistered shares of common stock and canceled 5,316,704 shares of Series C Convertible Redeemable Preferred Stock. The 5,316,704 shares of common stock were issued upon conversion of the 5,316,704 shares of Series C Convertible Preferred Stock. The 5,316,704 shares of common stock were not registered under the Securities Act of 1933, as amended ("Act"), but were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Act, on the basis that the issuance was a transaction not involving a public offering.

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


                                THE BLUEBOOK INTERNATIONAL HOLDING COMPANY


Date:  August 23, 2004          By:  /s/ Mark A. Josipovich
                                     ---------------------------
                                     Mark A. Josipovich, Chief Executive Officer
                                     and Principal Accounting Officer