Form 10QSB
period 2004-09-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2004-11-22
CIK 1126577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the Registrant's Common Stock outstanding as of November 15, 2004 was 1,773,281 shares (on post reverse stock split basis).

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):  Yes |_|   No |X|

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
PART I.       FINANCIAL INFORMATION
--------

              ITEM 1.      Financial Statements  .................................................................2

                           Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and
                           December 31, 2003......................................................................2

                           Condensed Consolidated Statements of Operations for the Three and Nine Months
                           Ended September 30, 2004 and 2003 (Unaudited)..........................................3

                           Condensed Consolidated Statements of Cash Flows for the Three and Nine Months
                           Ended September 30, 2004 and 2003 (Unaudited)..........................................4

                           Notes to Condensed Consolidated Financial Statements (Unaudited).......................6


              ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.................................................................11

              ITEM 3.      Controls and Procedures...............................................................18

PART II.      OTHER INFORMATION
--------

              ITEM 1.      Legal Proceedings.....................................................................18

              ITEM 2.      Changes in Securities.................................................................18

              ITEM 6.      Exhibits and Reports on Form 8-K......................................................18

Signatures.......................................................................................................19

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,   December 31,
                                                                              2004           2003
                                                                          (unaudited)
                                                                          -----------    -----------
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                           $   136,326    $    44,831
      Accounts receivable, net of allowance for doubtful accounts
         of $4,600 as of September 30, 2004 and December 31, 2003              19,797         26,798
      Prepaid expenses and other                                               29,940         10,000
                                                                          -----------    -----------

      Total current assets                                                    186,063         81,629
                                                                          -----------    -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $180,653 and $148,546 in 2004 and 2003, respectively                     72,927         98,064
                                                                          -----------    -----------

OTHER ASSETS
   Program development costs, net of accumulated amortization
      of $529,946 and $423,759, in 2004 and 2003, respectively              4,083,528      3,777,200
   Intangible assets, net of accumulated amortization
      of $26,891 and $19,836, in 2004 and 2003, respectively                   17,831         24,885
   Deferred stock offering costs                                              230,000             --
   Other assets                                                                 5,296          5,017
                                                                          -----------    -----------

      Total other assets                                                    4,336,655      3,807,102
                                                                          -----------    -----------

      TOTAL ASSETS                                                        $ 4,595,645    $ 3,986,795
                                                                          ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                               $ 1,571,628    $ 1,063,013
      Due to stockholders and related parties                                 959,986        484,688
      Deferred revenue                                                         92,175        241,084
      Notes payable                                                           547,500             --
      Notes payable to related parties                                        157,700        205,000
                                                                          -----------    -----------

      Total current liabilities                                             3,328,989      1,993,785
                                                                          -----------    -----------

OTHER LIABILITIES
      Series C Convertible Preferred Stock, $.001 par value,
         5,316,704 shares issued and outstanding, subject
         to mandatory redemption                                                   --      4,544,680
                                                                          -----------    -----------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
      Series B Convertible Preferred Stock, $.0001 par value; 5,000,000
         shares authorized, 2,050 shares issued and outstanding                    --             --
      Common Stock, $.0001 par value; 150,000,000 shares authorized;
         1,770,281 and 1,436,671 shares issued and outstanding as of
         September 30, 2004 and December 31, 2003, respectively                   177            143
      Additional paid in capital                                            5,235,543        599,467
      Accumulated deficit                                                  (3,969,064)    (3,151,280)
                                                                          -----------    -----------

      Total stockholders' equity (deficiency)                               1,266,656     (2,551,670)
                                                                          -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)             $ 4,595,645    $ 3,986,795
                                                                          ===========    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months                   Nine Months
                                                         Ended September 30,           Ended September 30,
                                                     --------------------------    --------------------------
                                                         2004           2003           2004           2003
                                                     (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                     -----------    -----------    -----------    -----------
SALES, net                                           $   123,325    $   215,234    $   547,857    $   536,963
                                                     -----------    -----------    -----------    -----------

OPERATING EXPENSES
      Selling, general and administrative expenses       504,489        469,013      1,191,235      1,680,982
      Depreciation and amortization expenses              42,967         62,089        145,348        185,832
                                                     -----------    -----------    -----------    -----------

      Total Operating Expenses                           547,456        531,102      1,336,583      1,866,814
                                                     -----------    -----------    -----------    -----------

OTHER EXPENSE
      Interest expense                                    11,060          3,131         29,058          8,095
                                                     -----------    -----------    -----------    -----------

      Total Other Expense                                 11,060          3,131         29,058          8,095
                                                     -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                                    (435,191)      (318,999)      (817,784)    (1,337,946)

INCOME TAX EXPENSE                                            --             --             --            800
                                                     -----------    -----------    -----------    -----------

NET LOSS                                             $  (435,191)   $  (318,999)   $  (817,784)   $(1,338,746)
                                                     ===========    ===========    ===========    ===========

Weighted average number of shares of
   common stock outstanding, basic and diluted         1,708,154      1,436,671      1,578,855      1,436,671
                                                     ===========    ===========    ===========    ===========

Loss per share, basic and diluted                    $     (0.25)   $     (0.22)   $     (0.52)   $     (0.93)
                                                     ===========    ===========    ===========    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

                                       COMMON STOCK                 PREFERRED STOCK        ADDITIONAL
                                 --------------------------    -------------------------     PAID IN     ACCUMULATED
                                    SHARES         AMOUNT         SHARES        AMOUNT       CAPITAL       DEFICIT         TOTAL
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2003         1,436,671    $       143          2,050   $        --   $   599,467   $(3,151,280)   $(2,551,670)
Conversion of Series C
   Preferred Stock                   265,835             27                                  4,544,653                    4,544,680
Issuance of stock in settlement
   of accounts payable                57,775              6                                     83,924                       83,930
Issuance of stock in partial
   settlement of note payable         10,000              1                                      7,499                        7,500
Net loss for the nine months
   ended September 30, 2004                                                                                 (817,784)      (817,784)
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance, September 30, 2004
   (unaudited)                     1,770,281    $       176          2,050   $        --   $ 5,235,543   $(3,969,064)   $ 1,266,656
                                 ===========    ===========    ===========   ===========   ===========   ===========    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           --------------------------
                                                                               2004           2003
                                                                           (unaudited)    (unaudited)
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                             $  (817,784)   $(1,338,746)
      Adjustment to reconcile net loss to net cash provided by (used in)
         operating activities
            Depreciation and amortization                                      145,348        185,832
            Changes in operating assets and liabilities:
               Decrease in Accounts receivable                                   7,001         11,496
               Increase in Prepaid expenses and other                          (29,940)       (45,779)
               Increase in Other assets                                           (279)
               Increase in Accounts payable and accrued expenses               372,545         85,614
               Increase in Due to stockholders and related party               475,298        105,725
               Decrease in Deferred revenue                                   (148,909)       (23,400)
                                                                           -----------    -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         3,280     (1,019,258)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                        (6,970)       (58,746)
      Program development costs                                               (412,515)      (525,732)
      Purchase of intangible assets                                                 --         (1,500)
                                                                           -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                                   (419,485)      (585,978)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Note payable                                                             547,500        115,000
      Note payable due to related party                                        (39,800)            --
                                                                           -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                507,700        115,000
                                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            91,495     (1,490,236)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                              44,831      1,528,773
                                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                               $   136,326    $    38,537
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Interest                                                          $    17,498    $     4,964
                                                                           ===========    ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:
         Conversion of Series C Preferred Stock                            $ 4,544,680    $        --
                                                                           ===========    ===========
         Issuance of stock in settlement of accounts payable               $    83,930    $        --
                                                                           ===========    ===========
         Issuance of stock in settlement of notes payable                  $     7,500    $        --
                                                                           ===========    ===========
         Deferred financing costs included in accounts payable             $   230,000    $        --
                                                                           ===========    ===========

        See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2004


1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of The Bluebook International Holding Company (Bluebook or the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the three and nine months ended September 30, 2004 and 2003. The balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

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

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Recent Accounting Pronouncement

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

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

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

2. BUSINESS ACTIVITY

The Company was incorporated in Delaware on December 17, 1997. Since the Company's exchange reorganization and merger, effective as of October 1, 2001, the principal business of the Company has been developing and selling information and a claims estimating software solution. THE BLUEBOOK is a book and is printed in both a desktop and pocket sized format. The BLUEBOOK contains average unit costs pricing for residential structures that is utilized specifically within the insurance, construction and related industries. B.E.S.T. is an estimating software solution for use on a computer that integrates the BLUEBOOK data to automate the calculations and many processes that are involved in creating repair and replacement cost estimates.

The Company has recently completed development of InsureBase and its Insured to Value Solutions. These systems are designed to assist the insurance industry in identifying replacement costs of residential structures necessary to calculate and maintain premiums for homeowners in the United States. The Company recently began its sales and increased its marketing of these solutions and has recently completed a sale. The Company continues to work with many other prospects.

The Company's B.E.S.T.Net and B.E.S.T.Central are claims and vendor management solutions that were designed to assist in the facilitation of insurance claims information in a near paperless environment. The product has recently been substantially completed and the Company is currently constructing an enhanced interface between B.E.S.T.Central and the tie-in with B.E.S.T.7.

3. LOSS PER COMMON SHARE

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company has no outstanding options or warrants, basic and diluted loss per share are the same for the periods ended September 30, 2004 and 2003.

4. DEFERRED STOCK OFFERING COSTS

During the nine months ended September 30, 2004, the Company capitalized and accrued $230,000 of deferred stock offering costs. This amount represents fee for services rendered by a consulting firm related to conducting due diligence, the strategic positioning of the Company and their role in assisting the Company in negotiating with the proposed investors, including their assistance in advising the Company with respect to the development of materials presented to such investors. Such stock offering of $2.2 million dollars was closed on November 19, 2004 and the costs will be charged off as a cost of acquiring capital from a private placement (see note 9).

5. NOTES PAYABLE

On March 31, 2004, the Company entered into a loan agreement for $120,000. The loan bears interest at the rate of 10% per annum, and is due on April 1, 2005. Interest is payable on the first of each month. The loan is secured by the Company's accounts receivable, tax refunds, deposit accounts, and cash and cash equivalents. If this collateral is insufficient to secure the loan, the loan is also secured by the shares of the Company's common stock held by the Company's chief executive officer, Mark A. Josipovich. The loan is subject to certain preservation of corporate status covenants which the Company was in compliance with as of September 30, 2004.

On August 13, 2004, the Company received $427,500 in financing from an investor. The Company issued a convertible promissory note to the investor in exchange for the $427,500. The note has a term of one year, bears interest of 10% per annum and is convertible into common stock of the Company during the five-day period (but not at any other time) following the purchase of common stock of the Company by an institutional investor. The number of shares into which the note may be converted shall be determined by dividing the total amount of indebtedness on the note including interest as the date of conversion by the price per share at which the institutional investor purchased shares of the Company's common stock. On November 19, 2004, subsequent to the closing of the Securities Purchase Agreement, this promissory note and its accrued interest were converted into 418,074 shares of the Company's common stock (see note 9).

6. CAPITAL STOCK

Pursuant to a Settlement Agreement with Cotelligent, on May 6, 2004, the Company issued 265,835 unregistered shares of its Common Stock and cancelled 265,835 shares of Series C Convertible Redeemable Preferred Stock. As a result of this conversion, the Company's stockholders' deficiency was reduced by $4,544,680.

In September 2004, the Company issued 57,775 Rule 144 shares of the Company's common stock as settlement of $83,930 debt to certain consultants and employees. In September 2004 the Company issued 10,000 Rule 144 shares of the Company's common stock as a partial payment to a loan from a related party (See note 7).

On November 17, 2004, the Company effected a one-for-twenty reverse stock split. All share and per share amounts have been retro-actively restated as if the reverse split occurred as of the beginning of the period.

7. RELATED PARTY TRANSACTIONS

The amount due to stockholders and related parties consists of accrued salaries and consulting fees payable to our president and chief executive officer, Mark Josipovich, our chief operating officer, Daniel T. Josipovich, and relatives of the president and chief operating officer of the Company.

Notes payable to related parties consist of; a note payable in the amount of $135,200, secured by the Company's assets, bears an interest rate of 8% and due on December 1, 2004, and; a note payable due July 15, 2005 which maybe extended at the sole discretion of the lender, in the amount of $30,000 of which $7,500 has been converted into 10,000 Rule 144 shares of the Company's common stock in September 2004. (See note 6)

In October 2004, these related parties signed agreements to convert $946,287 of the debt into 1,261,716 Rule 144 shares of the Company's common stock (See note
9).

During the nine months ended September 30, 2004, the Company incurred consulting fees of $112,500 that were accrued to a relative of the president and chief operating officer of the Company and is included in due to stockholders and related parties as of September 30, 2004.

8. CONTINGENCIES

Litigation

      As a general matter, we are subject to various legal proceedings, claims, and litigation that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

      On February 3, 2003, Bluebook was named a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. The Diamond case was recently settled by the Company and the plaintiffs. In the Diamond case, plaintiffs alleged that Bluebook wrongfully withheld the issuance and delivery of plaintiffs' Bluebook shares of common stock, thereby damaging plaintiffs in the loss of the value of their Bluebook stock. On November 10, 2004, the Company and the plaintiffs entered into a settlement agreement pursuant to which all parties agreed to a general release of their claims and the Company agreed to pay $64,120 and issue 3,000 shares of its common stock to certain of the plaintiffs. As of September 30, 2004 the amount of settlement has been accrued and reflected in accounts payable. The Company valued the shares at $0.07 per share.

Consulting agreement

      In August 2004, the Company engaged an investment banking firm to act as a financial advisor and placement agent. Upon successful placement, the Company agreed to pay up to 8% of the gross proceeds received from the sale of securities and reimburse its out-of-pocket expenses up to $20,000. Furthermore, upon the closing of an offering, the Company agreed to grant the firm warrants for the purchase of an amount equal to 8% of the securities issued in the offering. The warrants are exercisable for cash or on a cashless basis into securities similar to those issued as part of the offering, having a strike price equal to 110% of the offering price and have a term of five years.

Office lease agreement

      In September 2004, the Company entered into a new lease agreement for the office space that currently being occupied by the Company. The lease will expire in September 2005 at which time may be extended for renewal in successive one year terms.

9. SUBSEQUENT EVENTS

In October 2004, the Company increased its number of authorized shares of Common Stock from 50,000,000 to 150,000,000 shares. The Company also received conversion notices from the holders of 2,050 shares of Series B Convertible Preferred Stock. Pursuant to the terms of the Series B Convertible Preferred Stock, the Company is obligated to issue 2,733,333 shares of Common Stock. The Company has also agreed to settle $1,040,874 of debts owed to certain members of the Company's management and stockholders through the issuance of 1,387,833 shares of Rule 144 Common Stock at the same price per share as the Series B Convertible Preferred Stock conversion price. The Company agreed to assume full responsibility for all taxes and expenses related to the transaction. The Company also agreed to convert $230,000 of accrued deferred stock offering costs into 306,667 shares of its common stock. Following the conversion of Series B Convertible Preferred Stock and the settlement of debts, the Company authorized a one-for-twenty reverse stock split. Following the reverse stock split and the effect of these transactions, the Company will have approximately 6,211,113 shares of Common Stock outstanding. The reverse stock split was effective November 17, 2004. All share and per share amounts herein have been retroactively restated to show effect of reverse stock split as if it occurred at beginning of the period. NASDAQ has issued to the Company a new CUSIP number and trading symbol of BBKH formerly BBIC.

On October 2004, the Company entered into a consulting agreement with a consultant to perform capital formation which includes but is not limited to strategic identification, analysis and solicitation of sources of capital from private and institutional investors and negotiating the financings through closed funding and corporate development which includes but is not limited to organizational and systems development, creative growth planning, facilitation of strategic partnerships, products and revenue planning, and enhancement, strategic marketing and sales, and identifying acquisitions and acquirers. For these services the Company agreed to pay a monthly fee of $10,000, payable upon a certain minimum funding amount which is arranged by the consultant, bi-monthly in advance, and commission up to 5% of the financing received and 1.5% commission from certain Bluebook products only, stemming from new customers for revenues solely sourced and secured by the consultant.

On November 2004, the Company agreed to issue 10,000 shares of the Company's Rule 144 common stock to a consultant as a settlement of $10,000 consulting fees.

On November 12, 2004, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") between the Company and the accredited investors party thereto. The Securities Purchase Agreement provides for the purchase and sale of an aggregate amount of 2,131,033 shares of Common Stock of the Company at a price of $1.05 per share and warrants to purchase an aggregate of 426,206 shares of Common Stock for an aggregate consideration of $2,237,585. The warrants have a term of five years and an exercise price of $1.31 per share.

The transactions contemplated by the Securities Purchase Agreement closed on November 19, 2004. In connection with the Securities Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement, dated as of November 17, 2004 (the "Registration Rights Agreement"), pursuant to which Company has agreed to file a registration statement (the "Registration Statement") covering the resale of the securities issued pursuant to the Securities Purchase Agreement.

Also in connection with the Securities Purchase Agreement, the Company entered into a Lock-Up Agreement with certain of its stockholders, dated as of November 17, 2004, pursuant to which such stockholders have agreed not to sell or dispose of Company securities owned by them for a period of 90 trading days following the date on which the registration statement is declared effective by the Securities and Exchange Commission (the "SEC"). In addition, the Company will issue to the investment banking firm, 170,483 warrants that are exercisable for cash or on a cashless basis into securities similar to those issued as part of the offering, having a strike price equal to 110% of the offering price with a term of five years.

Upon completion of the private placement and effectiveness of the reverse stock split, there will approximately 8.7 million basic shares outstanding and 9.3 million shares fully diluted.

On November 2004, the Company entered into a consulting agreement with an unrelated party. This consultant will act as general corporate development consultants, which duties include but are not limited to advising the CEO of the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure matters in connection with the operation of the business, expansion of services, and other business opportunities. As consideration, the Company will pay a monthly fee of $5,000 which will accrue from October 15, 2004 and become payable from and after the date on which the Company close a financing or series of financings with gross proceeds of at least $2,000,000.

From July to September 2004, the Company received services from the same unrelated party related to the capital structure of the Company and its need for financing, and services relating to constructing the financial due-diligence that was believed necessary to obtain funding for the Company. The unrelated party assisted in the development of due diligence materials for the purposes of presenting the Company to potential strategic partners and investors. Pursuant to the consulting agreement entered into November 2004, the Company agreed to pay a fee of $230,000 for these prior services rendered by this consultant. (See note 4). This fee will be paid in non-assessable shares of the Company common stock for a total of 306,667 shares. Immediately upon execution of this agreement, the Company agreed to file with the Securities and Exchange
Commission (SEC) a registration statement on Form S-8. The consultant agreed that they will be restricted from selling certain of the Engagement Shares for a period of up to one year as follows:

         50% of the shares          No restriction
         25% of the shares          April 8, 2005
         25% of the shares          October 8, 2005

The term of the agreement is one year from the date of the agreement provided that the term shall automatically renew for successive three months period, unless either party notifies the other of the termination of this agreement not less than thirty days prior to expiry.

On November 19, 2004, subsequent to the closing of the Securities Purchase Agreement, the Company converted the $427,500 promissory note and its accrued interest of $11,478 into 418,074 shares of the Company's common stock (see note
5).

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

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report, and with Management's Discussion and Analysis and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-KSB filed with the SEC on May 19, 2003.

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software solutions and information delivered primarily in the form of THE BLUEBOOK. Net revenues for the three months ended September 30, 2004 decreased by $91,909 or 43% to $123,325 compared with net revenues of $215,234 for the three months ended September 30, 2003. The decrease in revenue resulted from us having limited cash to spend on sales and marketing. We expect revenue to increase in the fourth quarter as we increase our sales and marketing efforts and continue sales of our InsureBase and Insured to Value solutions and sales of THE BLUEBOOK and our B.E.S.T. software solution.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $35,476 or 8% to $504,489 for the three months ended September 30, 2004 compared to $469,013 for the three months ended September 30, 2003. This increase is due primarily to an increase in consulting, legal and other professional expenses including litigation and reporting obligations. We expect selling, general and administrative expenses to increase in the near future as we plan to hire new professionals and increase sales and marketing

      Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2004 decreased by $19,122 or 31% to $42,967 compared to $62,089 for the three months ended September 30, 2003. This decrease was primarily because of an asset being fully amortized in the first quarter of 2004.

      Interest Expense. Interest expense for the three months ended September 30, 2004 increased by $7,929 or 253% to $11,060 compared to $3,131 for the three months ended September 30, 2003. This increase was primarily due to an increase in notes payable.

      Net Loss. For the three months ended September 30, 2004, we had a net loss of $435,191 or $0.25 per share, compared with a net loss of $318,999 or $0.22 per share for the three months ended September 30, 2003. The increase in net loss for the three months ended September 30, 2004 is primarily attributable to a change in timing or elimination of certain advertising and marketing programs due to lack of funds.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software solutions and THE BLUEBOOK. Net revenues for the nine months ended September 30, 2004 increased by $10,894 or 2% to $547,857 compared with net revenues of $536,963 for the nine months ended September 30, 2003. The increase in revenue resulted primarily from a change in estimate for the sales life of the B.E.S.T. 7 product. The decrease in revenue resulted from the company having limited cash to spend on sales and marketing. We expect revenue to increase in the fourth quarter as we commence sales on our InsureBase and Insured to Value solutions and continue sales of THE BLUEBOOK and our B.E.S.T. software solution.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $489,747 or 29% to $1,191,235 for the nine months ended September 30, 2004 compared to $1,680,982 for the nine months ended September 30, 2003. This decrease is due primarily to a reduction in the workforce, decrease in legal, accounting, and other professional expenses associated with the development and marketing of new software, preparation of business plan, litigation and reporting obligations. We expect selling, general and administrative expenses to increase in the near future as we plan to hire new sales professionals, increase marketing and complete corporate restructuring.

      Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2004 decreased by $40,484 or 22% to $145,348 compared to $185,832 for the nine months ended September 30, 2003. This decrease was primarily due to some of the assets being fully amortized in the first quarter 2004.

      Interest Expense. Interest expense for the nine months ended September 30, 2004 increased by $20,963 or 259% to $29,058 compared to $8,095 for the nine months ended September 30, 2003. This increase was primarily due to an increase in notes payable.

      Net Loss. For the nine months ended September 30, 2004, we had a net loss of $817,784 or $0.52 per share, compared with a net loss of $1,338,746 or $0.93 per share for the nine months ended September 30, 2003. The decrease in net loss for the nine months ended September 30, 2004 is primarily attributable to decreased general and administrative expenses and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, we had cash of $136,326, net working capital deficiency of $3.1 million and an accumulated deficit of $3.97 million.

      Our 2004 operations and investment activities have been funded primarily through sales, loans from related and non-related parties and cash existing at December 31, 2003. We have no material commitments for capital expenditures as of September 30, 2004.

      We recently obtained commitments from a private placement offering of $2.2 million dollars that closed on November 19, 2004.

      Our business plan projects a positive cash flow from operations and positive net earnings in fiscal year 2005. However, the company will incur additional software development costs associated with implementation and deployment of its software and additional improvements and enhancement to its technology during the course of its business. Although we expect the customer to reimburse costs associated with the delivery of our solutions, in some cases, the terms of reimbursement may be included as part of the product per transaction fee, monthly payment, at terms extended up to 120 days or may be included as part of the sale of the software.

      If we exceed our current development and sales efforts of InsureBASE, B.E.S.T.Net and B.E.S.T.Central, or if we meet our projected sales targets of B.E.S.T. and Insure to Value, we believe we will have sufficient working capital from these sales to fund operations going forward.

      We may, in the future, need to raise additional working capital.

      If these sales are delayed or fall short of our expectations, we will need to raise additional capital to meet this shortfall. If we were not successful in raising sufficient additional working capital, we may need to reduce operating expenses through reductions in sales and development personnel and take other steps to restructure our operations. Although we do not expect to incur a significant adverse impact on sales and development of our Bluebook and estimating solutions, current products and services from such cost reductions, our development of additional products and other services would likely be adversely affected or suspended altogether.

      Net cash provided from operating activities was $3,280 during the nine months ended September 30, 2004 and net cash used for operating activities was $1,019,258 for the same period in 2003. This increase in net cash from operating activities was primarily due to an increase in revenue, a decrease in legal and accounting expenses and a decrease in salary expenses.

      Net cash flows used in investing activities was $419,485 for the nine months ended September 30, 2004 and $585,978 for the same period in 2003. The decrease in cash used for investing activities was primarily due to the completion of software solutions and the reduction in development of new software solutions.

      Net cash flows provided from financing activities was $507,700 for the nine months ended September 30, 2004 and $115,000 for the same period in 2003. The increase in cash provided from financing activities was primarily due to additional borrowings.

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

CRITICAL ACCOUNTING POLICIES

      Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets and deferred revenue. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

      o     Revenue recognition; and

      o     Computer software to be sold, leased or otherwise marketed

      We account for internally developed and purchased software in program development costs in accordance with Statement of Financial Accounting Standard No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The capitalization of computer software begins upon the establishment of technological feasibility of the product, which we have defined as the completion of beta testing of a working product. Costs of purchased computer software that has no alternative future use is accounted for in the same manner as the costs incurred to internally develop such software. Costs of purchased computer software are capitalized and accounted for in accordance with its use. Capitalized costs include only (1) external direct costs of material and services consumed in developing or obtaining internal-use software, and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

      The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

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

RISK FACTORS

      WE ANTICIPATE FUTURE LOSSES AND MAY NOT BE ABLE TO ACHIEVE SUSTAINED PROFITABILITY.

      We have incurred net losses in recent years and, as of September 30, 2004, we had an accumulated deficit of $3.97 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in research and development and from sales and marketing and general and administrative expenses. Even though we expect to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

      WE MAY NEED ADDITIONAL CAPITAL AND ANY REQUIRED CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

      As of September 30, 2004, our cash may not have been sufficient to fund our operations through 2004. As a result, we raised additional capital or pursue alternative strategies.

      Our 2004 internal financial projections and strategic plan, indicates that our available cash, together with cash from operations and funding from our recently completed private placement on November 19, 2004 of $2.2 million dollars may be sufficient to fund our operations through the fourth quarter of 2005 without reductions in our workforce. This plan assumes that we can control current estimated costs of: new hires, professional services and consulting, negotiate the terms of existing and new debts, reduce reporting costs and the current negative cash flow from operations.

      Our actual results may differ from this plan, and we may be required to consider alternative strategies and may need to raise additional funds through one or more of the following: (1) sale of various products, solutions or marketing rights; (2) licensing of technology; and (3) sale of equity and debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash.

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

      We have introduced some of our software solutions only recently and some of our solutions are still under phased deployment and development. Among our recently introduced solutions are B.E.S.T.7, InsureBase and Insured to Value. Although development of our B.E.S.T.Net solution is substantially complete, we currently have under development an interface between B.E.S.T.Net, B.E.S.T.Central and B.E.S.T.7. Because we have limited resources to devote to product development and commercialization, any delay in the development of one solution or reallocation of resources to solutions development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate additional revenue will decrease.

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

      WE MAY FACE COSTLY INTELLECTUAL PROPERTY DISPUTES.

      Although we do not expect to be subject to any intellectual property disputes, we may be subject to such claims. Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. We rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

      WE MAY FACE COSTLY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS.

      Although we do not expect to be subject to intellectual property infringement claims and litigation, we may be subject to such claims. The defense of intellectual property suits, proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. We may also need to pursue litigation to protect trade secrets or know-how owned by us, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation will result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties that may not be available on commercially reasonable terms, if at all.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            On February 3, 2003, Bluebook was named a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. The Diamond case was recently settled by the Company and the plaintiffs. In the Diamond case, plaintiffs alleged that Bluebook wrongfully withheld the issuance and delivery of plaintiffs' Bluebook shares of common stock, thereby damaging plaintiffs in the loss of the value of their Bluebook stock. On November 10, 2004, the Company and the plaintiffs entered into a settlement agreement pursuant to which all parties agreed to a general release of their claims and the Company agreed to pay $64,120 and issue 3,000 shares of common stock to certain of the plaintiffs.

ITEM 2. CHANGES IN SECURITIES

            In September 2004, the Company issued 57,775 Rule 144 shares of the Company's common stock as settlement of $83,930 debt to certain consultants and employees. The Company also issued 10,000 Rule 144 shares of the Company's common stock as partial payment of a loan from a related party.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

          Number            Description

            10.4 Convertible Promissory Note Purchase Agreement made as of August 13, 2004 between the Company and Christopher Albrick (together with Convertible Promissory Note)

            10.5 Engagement Letter dated August 19, 2004 between the Company and Roth Capital Partners, LLC

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

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K filed on August 17, 2004

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned hereunto duly authorized.


                                THE BLUEBOOK INTERNATIONAL HOLDING COMPANY


Date: November 22, 2004         By: /s/ Mark A. Josipovich
                                    -------------------------------------------
                                    Mark A. Josipovich, Chief Executive Officer
                                    and Principal Accounting Officer