Form 10KSB
period 2004-12-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2005-04-15
CIK 1126577

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________.

Commission File Number 1-16187

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	98-0215787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21098 BAKE PARKWAY, SUITE 100
LAKE FOREST, CALIFORNIA 92630-2163
(Address, including zip code, of principal executive offices)

(949) 470-9534
(Registrant's Telephone Number, Including Area Code)

Securities registered under to Section 12(b) of the Exchange Act: None.

Securities registered under to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value.
(Title of Class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for its fiscal year ended December 31, 2004: $569,514.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,644,344.40 (based on the average of the high ask and low bid prices, respectively, of the Registrant’s common stock as reported on the OTC Bulletin Board on April 8, 2005, of $1.70 per share).

As of April 12, 2005, there were outstanding an aggregate of 8,760,221 shares of the Registrant's Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Information Statement for its 2005 Annual Meeting of Stockholders (the “Information Statement”), to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

FORM 10-KSB

EXPLANATORY NOTE

As used in this report the terms “the Company,” “we,” “us,” “our,” or “Bluebook” refer to The Bluebook International Holding Company (“Bluebook Holding”) and our wholly-owned subsidiary, The Bluebook International, Inc., a Nevada corporation (“Bluebook International”).

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

Some of the information in this report may contain forward-looking statements. These statements call be identified by the use of forward-looking words such as “may,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss plans, goals and objectives for future operations and growth, contain projections of results of operations or financial condition or state other “forward-looking” information. You should understand that these forward-looking statements are estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; managerial execution; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We develop, market, and sell THE BLUEBOOK (book) and software solutions and information services to the insurance and related industries. Our software solutions and services automate, integrate, manage and quicken claims processing and communication among participants in claims handling and underwriting processes. Bluebook Holding conducts virtually all of its business through its wholly owned subsidiary, Bluebook International.

Our mailing address and executive offices are located at 21098 Bake Parkway, Suite 100, Lake Forest, California 92630-2163. Our telephone number is (949) 470-9534. Our corporate website is www.bluebook.net. Information contained on the website is not a part of this report.

BACKGROUND

Bluebook Holding was originally incorporated as Gama Computer Corporation in Delaware on December 18, 1997. Gama Computer Corporation was formed for the purpose of selling web site hosting, web site domain name registration and internet telecommunications services to Spanish speaking businesses and individuals in the southwestern United States, Mexico and other Central and South American countries.

Gama Computer Corporation had not realized any revenue from its initial business plan and had incurred a substantial working capital deficit. At that time, Gama Computer Corporation had nominal business activities and could be considered a “shell company.”  Gama Computer Corporation entered into an Agreement and Plan of Merger, dated September 24, 2001 (the “Merger Agreement”) with Andrew Hromyk, its executive officer and majority stockholders, Bluebook Acquisitions Corp., a Nevada corporation and a wholly-owned subsidiary of Gama Computer Corporation (“Gama Sub”), Bluebook International, Inc., a Nevada corporation (“Target”), and Target’s stockholders, Mark A. Josipovich, Daniel T. Josipovich, Daniel E. Josipovich and Dorothy E. Josipovich (collectively, the “Target Stockholders”).

Target was incorporated in Nevada on December 5, 2000, succeeding operations that began in 1964 by Daniel E. Josipovich and Dorothy E. Josipovich, its sole proprietors, under the trade name “The Bluebook of Cleaning, Reconstruction and Repair Costs” and related names. Daniel E. and Dorothy E. Josipovich had sold all of the assets of their business, including the publication known as “The Bluebook of Cleaning, Reconstruction and Repair Costs,” a web-based version of the book known as “The Bluebook Estimating Systems Technology,” the software technology known as “B.E.S.T.Net” and the intellectual property, license agreements and goodwill associated with their business to Target on September 15, 2001.

The Merger Agreement provided for Gama Computer Corporation’s purchase from the Target Stockholders of all of the issued and outstanding capital stock of Target in exchange for the issuance of an aggregate of 32,700,000 shares of Gama Computer Corporation’s authorized but unissued common stock. As a result of the merger, Target merged with and into Gama Sub. Gama Sub survived the merger and changed its name to The Bluebook International, Inc., the entity we refer to in this report as “Bluebook International.” Target’s Stockholders acquired an aggregate of 32,700,000 shares of Gama Computer Corporation’s common stock in exchange for all of the outstanding common stock of Target and Mr. Hromyk returned to treasury 19,200,000 shares of Gama Computer Corporation’s common stock. The shares of Gama Computer Corporation’s common stock acquired by the Target Stockholders represented approximately 84.4% of Gama Computer Corporation’s common stock issued and outstanding after the consummation of the exchange. The closing of the transaction was effective on October 1, 2001.

The merger allowed Target to become a wholly-owned subsidiary of Gama Computer Corporation, a publicly held shell company, without having to pursue the traditional registration process. From and after the closing of the merger, our principal asset became, and has continued to be, Bluebook International. On November 6, 2001, Gama Computer Corporation changed its name to The Bluebook International Holding Company.

PRODUCTS AND SERVICES

The principal business of the Company has been developing and selling THE BLUEBOOK (The Bluebook of Cleaning, Reconstruction and Repair Costs) and B.E.S.T. (Bluebook Estimating Software Technology). THE BLUEBOOK is a book and is printed in both a desktop and pocket sized format. It contains average unit cost pricing information for residential structures and is utilized within the insurance, construction and related industries. In 1982, we introduced our estimating software program B.E.S.T. which incorporates THE BLUEBOOK’s proprietary database and allows subscribers to retrieve unit cost pricing information to calculate repair and replacement cost estimates and to file claims electronically.

The Company is currently developing B.E.S.T.Net and B.E.S.T.Central, which are web-based cost estimation and claims management software solutions that are designed to assist in the facilitation of insurance claims information in a near paperless environment. These products have been substantially completed and the Company is currently constructing an enhanced interface between B.E.S.T.Central and the tie-in with B.E.S.T.7.5

We believe our software solutions will help insurers mitigate losses and assist in the direct delivery of information to the required participants (e.g. adjusters, contractors, inspectors, attorneys, independent experts, etc.). Our solutions were designed to more accurately price, process and manage the underwriting and claims process. We believe that the future market for underwriting and claims management solutions will be lead by the providers of products that simplify the management of this process and significantly reduce risk associated with carrier non-compliance and underinsurance. Therefore, our initiatives are aimed at making it easier for among others, insurers, policyholders, adjusters and contractors to communicate and do business in a near-paperless environment.

According to PriceWaterhouse Coopers, insurance providers recognize that web-enabling their businesses will make it possible to deliver a faster, simpler, more transparent customer experience at a significantly lower cost. According to a joint survey issued by PriceWaterhouse Coopers and the Economist Intelligence Unit, more than 150 leading insurance companies worldwide expect to increase their spending on e-business technology by 89% per company over the next three years.

We believe our principal software solutions will expand the size and scope of our target markets and enhance our revenue potential. These software solutions may open up many new options for the utilization of our software solutions as an installed or a remotely accessed (via the Internet) software solution.

THE BLUEBOOK

Since 1964, THE BLUEBOOK has been a reference for the insurance, cleaning, construction, reconstruction, repair and service industries. THE BLUEBOOK contains average unit costs pricing for residential structures that is utilized specifically within the insurance, construction and related industries. It is printed in both a desktop and pocket sized format. THE BLUEBOOK is utilized by professionals in the insurance repair and related industries that create cost estimates for residential structures and light commercial structures, such as stores that make up a strip mall that use many of the same materials that are used in residential construction. THE BLUEBOOK is an annual publication that is updated annually in the paper format. The retail cost of the desk edition 8.5” x 11” version is $89.95 and the retail cost of the pocket edition is $42.95. Both products are discounted for volume purchases of greater than 5 books.

B.E.S.T.7.5

B.E.S.T.7.5 is a stand alone, residential and light commercial estimating software solution for use on desktops, laptops, pen-based units and the Tablet PCs. B.E.S.T.7.5 is scalable for multi-user environments and contains Bluebook’s proprietary database, training tutorial and estimating engine. B.E.S.T.7.5 provides the estimator with automated industry specific tools, such as board feet calculators, roofing calculators, automated time and material calculators, to estimate repair cost of damage for various residential structures and light commercial structures, such as stores that make up a strip mall that use many of the same materials that are used in residential construction. The cost of our B.E.S.T.7.5 software solution can range from $1,595 to $2,495 per license with a 20% maintenance fee due annually.

B.E.S.T.8

The B.E.S.T.8 product is the Company’s Internet integrated release. The plans are to complete this product in two phases. The first phase release will include enhancements of the estimating features of B.E.S.T.7.5 and it will allow for claims estimates and data to be delivered via the Internet using almost any email program. The first phase is expected to be released in the second quarter of 2005. The second phase release is being designed to include an enhanced and integrated web-based access and delivery system where vendors (e.g. contractors, estimators, independent adjustors, etc.) can access the solution via the Internet without having to install the solution on a local hard drive. B.E.S.T.8 will use a synchronization technology to upload the estimate information for extraction into our software solutions B.E.S.T.Central or B.E.S.T.Net (described below). B.E.S.T.Central and B.E.S.T.Net are hosted on a server such that vendors with access to the Internet and valid access to these software solutions via a license through an insurance carrier, can access the estimates provided by B.E.S.T.8. Like our B.E.S.T.7.5 software solution, the cost of our B.E.S.T.8 software solution can range from $1,595 to $2,495 per license with a 20% maintenance fee due annually. The delivery date of this software solution is expected to be the second or third quarter of 2005.

The Company is currently developing B.E.S.T.Net and B.E.S.T.Central, which are web-based cost estimation and claims management software solutions that are designed to assist in the facilitation of insurance claims information in a near paperless environment. These products have been substantially completed and the Company is currently constructing an enhanced interface between B.E.S.T.Central and the tie-in with B.E.S.T.7.5

With respect to both our B.E.S.T.7.5 and B.E.S.T.8 products, our customers purchase licenses to use our B.E.S.T.7 and/or B.E.S.T.8 software for one year from the date of purchase. Each year, our customers have the option to subscribe to a support contract whereby the Company provides product upgrades and pricing updates, including providing the customer access to certain technology updates to keep current with new Microsoft Windows required drivers. In addition to THE BLUEBOOK, B.E.S.T.7.5 and B.E.S.T.8, we offer the following principal software solutions:

Labor and Materials Database

Bluebook has built a Labor, Material and Equipment database for the cleaning, repair and replacement of residential structures to include probable depreciation for many thousands of types of materials. This database is built into our software solutions and is used to estimate the cost of cleaning, repair and replacement of a residential structure including, in most cases, the average material depreciation.

B.E.S.T.Net and B.E.S.T.Central

B.E.S.T.Net delivers insurance claims electronically to adjusters and insurer selected claims professionals. It centralizes claims information for easy access via the web in a standard file format that can be utilized across multiple platforms. B.E.S.T.Net integrates with B.E.S.T.Central and delivers and manages claims information electronically via the web to claims professionals who are authorized to do the work and finalize the claim. B.E.S.T.Net and B.E.S.T.Central were designed to provide the insurer and the vendor (e.g. contractor, subcontractor, estimator, independent adjuster, etc.) with the ability to access, edit and assign insurance claims electronically in order to reduce the amount of paper intensive processing and delays in the delivery of information to required participants in the claims process. B.E.S.T.Net and B.E.S.T.Central are each sold on a case by case basis and priced based on a number factors, including the following: volume, term of commitment, service levels required or purchased, amount of information purchased, number of features or modules purchased, area of the country where support would be administered, training requirements, costs of selected maintenance level agreement, deployment and setup costs.

InsureBASE

InsureBASE is an automated residential property information solution that provides information in an automated format in all of the following four categories: replacement cost calculation, assessment and financing history, current market value, as well as information on comparable neighboring properties. InsureBASE provides a replacement cost for a residence within seconds, along with its current market valuation, property characteristics, and an array of neighborhood and other underwriting information. It uses THE BLUEBOOK data to estimate the replacement cost of a residential structure less the cost of the land to help insurers and homeowners calculate the replacement cost of a single family structure. By automating the entry of data fields (e.g., number of bedrooms, bathrooms, square feet, number of stories, etc.) as provided by First American Real Estate Solutions, L.P., this system can calculate replacement cost for residential properties throughout the United States. InsureBASE is delivered via the Internet to insurers, adjusters, agents and other related insurance professionals involved in the insurance claims and underwriting process. We believe that this product can minimize underinsurance and reduce liability by insuring residential properties to proper insurance levels covering the insured in the event of a total loss. The Company completed development of InsureBASE in November of 2004 and is currently marketing and selling the solution. InsureBASE is sold on a case by case basis and priced based on the same factors discussed above under B.E.S.T.Net and B.E.S.T.Central.

Insure To Value

Insure to Value uses the same software and Bluebook database as InsureBASE, however, it does not include the automation of data fields. Insure to Value can generate a replacement cost, however, the general property information, (e.g. number of bedrooms, bathrooms, square feet, number of stories, etc.) has to be entered manually by the user. Every time a customer uses Insure to Valve, they incur a transaction fee that can range from $9.95 to $19.95.

B.E.S.T. HIU (Home Inspection Underwriting)

HIU is a solution that was developed to incorporate the functionality required by insurers to easily monitor and manage, through the use of mobile devices, the inspection process in the field from the office, as well as the underwriting process in the office (including the automated Replacement Cost Calculations delivered from InsureBASE) from the field. HIU is a comprehensive, automated solution that was designed to assign, dispatch and deliver electronic inspection information to and from the field utilizing various mobile devices. HIU is sold on a case by case basis and priced on the same factors discussed above under B.E.S.T.Net and B.E.S.T.Central.

STRATEGIC PARTNERS

We work with the industry-leading companies described below to facilitate the development and marketing strategy of our technologies, products and services. To our knowledge, with respect to each of our partners, we are currently the only partner they have that provides software solutions for underwriting, claims facilitation, management, auditing and estimating.

Microsoft

We are part of a Microsoft initiative in the financial services industry called the Insurance Value Chain, or IVC. We are also a Microsoft Certified Partner which requires the company to have qualified personnel with certain credentials from Microsoft in the installation, use and training of their solutions. The IVC is being marketed and promoted through Microsoft and its community of partners that work today with the insurance industry. The IVC was developed by Microsoft as part of a plan to deliver integrated insurance solutions to the insurance industry. The IVC technologies intend to deliver scalable, enterprise-level, ready software solutions that significantly reduce the time it takes to implement solutions in the insurance industry thereby producing faster return on insurer investment and provide alternative solutions for existing in-place technology that often limits modernization. Other partners of the value chain include: EDS, Avenade, Hewlett Packard and other Microsoft partners and invited participants that play an active role in the deployment, implementation, integration and support of IVC partner products and services. We are the only company in the IVC to provide software solutions for underwriting, claims facilitation, management, auditing and estimating. We entered into a royalty license and distribution agreement with Microsoft pursuant to which we may integrate and redistribute Microsoft products with our solutions.

Hewlett-Packard

We have an agreement with Compaq (which was subsequently acquired by Hewlett-Packard, Inc.), to jointly promote our B.E.S.T.Net and B.E.S.T.Central software solutions on Compaq’s technology and services. Compaq promotes our products to its insurance customers through its existing insurance related sales, marketing and distribution channels. Compaq can also provide assistance with deployment, implementation, integration and support.

Basis100

Basis100 Corporation (acquired by the First American Real Estate Solutions, L.P.) and Bluebook jointly launched InsureBASE in late 2003, a software solution that integrates with Bluebook’s replacement cost calculator and Basis100’s automated property valuation technology, or AVM. Basis100 is a software solutions provider for the financial services industry. By combining technologies, this scalable underwriting analytical tool can assist with mitigating risks associated with determining and maintaining accurate replacement cost values for residential purposes.

Intuit

Our B.E.S.T.7.5 field estimating software integrates with Intuit’s Quickbooks accounting software program. We are one of Intuit’s partners in the construction and insurance industries.

SERVER CAPACITY

Our software solutions are mostly internet based and provide customers with the ability to access and process information over the internet. To ensure that our server capacity is sufficient to handle the flow of traffic that is generated with the sales of our software solutions, prior to deployment of any new client contracts, we analyze the necessary bandwidth and hardware needed to properly deploy the new client and its user base. We add the appropriate amount of hardware and bandwidth for each new customer prior to deploying. In this way, we have the proper amount of equipment and bandwidth for successful deployments.

DISTRIBUTION

We market and sell THE BLUEBOOK and B.E.S.T.7.5 products primarily through the mail, conventions and the Internet using the interactive sales tool on Microsoft’s terminal services solution. We market and sell to vendors in the insurance, construction and related markets (e.g. independent adjusters, appraisers, inspectors and repair service providers) and others that may be involved in the restoration, repair or replacement of a residential structure, including contents replacement, business interruption, additional living expenses and temporary housing. We target these clients via mail lists purchased by the Company or provided by insurance carriers, clients and customers. Microsoft’s terminal services solution, the Windows Terminal Server, enhances our ability to demonstrate the capabilities of our software solutions without actual installation of the software solutions. When users run an application on the Windows Terminal Server, the application execution takes place on our server, and only keyboard, mouse and display information is transmitted over the network.

B.E.S.T.Central and B.E.S.T.Net will be sold by direct, on-site demonstrations or by authorized partners and resellers, which include any persons or entities, such as book stores or industry specific retailers, who agree to sell our products. Permission for on-site demonstrations come with an invitation from the potential client either by phone or on-site. If the client grants permission for an on-site demonstration or a live demonstration via the internet, the sales representative provides a web site address where the potential client can view the software. The process for the delivery of these software solutions usually requires a demonstration and a response to a Request for Proposal. A Request for Proposal is a questionnaire that a potential client or managing organization provides to a select group of vendors questioning each vendor as to the specific capabilities of such vendor’s solution(s) and whether such solution(s) provide the capabilities the client requires. Potential clients may also require a Proof of Concept, which entails the use of the solution by a much smaller group of potential client users such that the users can test the solution and validate its capabilities or shortfalls.

Independent vendors such as policyholders, contractors and sub-contractors who desire to utilize B.E.S.T.Central and B.E.S.T.Net to electronically receive assignments, will be able to purchase a compatible license to B.E.S.T.Central or use a portal connection or an integrated version of the installed B.E.S.T.8 software. Customers of B.E.S.T.Central and B.E.S.T.Net may also elect to send assignments via email to independent vendors who do not purchase a compatible license to use the software. Currently users that have an Internet connection receive software updates and upgrades over the Internet using an “automatic update” feature included in the software. Users who do not have an Internet connection, or do not wish to receive updates via the Internet, receive updates quarterly by delivery of a compact diskette as long as they remain on the upgrade plan. We plan to continue to sell and deliver software updates and upgrades using the Internet or by delivery of a compact diskette.

THE BLUEBOOK and our software solutions are sold throughout the United States and Canada. The Company has built thousands of variance tables that cover most cities across the United States and Canada, each containing a multitude of data elements that have been researched over the past forty years. Through the use of these variance tables, we are able to extract pricing information that accounts for the locality differences in repair and supply cost.

CUSTOMERS

Our existing base of users of THE BLUEBOOK includes thousands of insurance companies, contractors and service providers. We continue our sales of THE BLUEBOOK and also have several hundred installations of our B.E.S.T.7.5 estimating software solution. We have two customers of InsureBASE and expect to demonstrate, test and sell B.E.S.T.Net and B.E.S.T.Central to our existing and new client base through direct sales and our strategic partners.

We expect these arrangements to lead to licensing of our software solutions. We are in discussions or have signed proof of concept agreements with several insurance carriers and providers for the use of InsureBASE, B.E.S.T.7.5, B.E.S.T.Net or B.E.S.T.Central products. Currently we are not dependent on one or a few major customers.

DEVELOPMENT OF PRODUCTS

The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and new product introductions. As a result, our success depends, in part, on our ability to continue to enhance our existing software solutions and to develop and introduce new software solutions that improve performance and reduce total costs associated with the insurance claim process. We have invested significantly in product development. We continue to enhance and extend our products and to increase the efficiency, performance and management capabilities of our data, estimating, underwriting and claims management solutions.

The Company has built thousands of variance tables that cover most cities across the United States and Canada containing a multitude of data elements that have been researched over the past forty years. The Company has automated access to many of the data elements. Information for other data elements are gathered from phone research and feedback from our users.

For the year ended December 31, 2004, we invested approximately $563,000 in development of our products, respectively. Funds for these investments came from revenues from operations, loans from officers and investors and private placements of our common stock. These costs were primarily for the development of our B.E.S.T.7.5, B.E.S.T.8, B.E.S.T.Net, B.E.S.T.Central and InsureBASE products. We expect to maintain our high level of investment in development of products. Once the development of B.E.S.T.Net and B.E.S.T.Central is complete, we expect our development costs to decrease.

COMPETITION

We believe our primary competition for our software solutions is from Xactware, Inc., Marshall & Swift and Simsol Software, Inc. Our primary competition for THE BLUEBOOK is from RS Means Engineering and the Craftsman Book Company.

As the market for our products evolves, additional technologies may become available for estimating, underwriting, and claims management and processing. Software companies, insurance companies or other companies may develop competitive products. To the extent that these products provide the ability to integrate information from, among other participants, the agent, insurer, administrator, vendor and supplier into the end-to-end process, they may compete with our current and future products. We believe the competitive factors in this market include product performance and features, product reliability, price, ability to meet delivery schedules, customer support and technical support.

Although we have an advantage over our competitors by having access to our proprietary data and processes, some of our competitors have significantly greater human and financial resources. As a result, these competitors could adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products. These advantages could allow them to respond more quickly to changes in customer and market requirements. In addition, some of our competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional products from us. These competitors may also be able to persuade our customers to replace our products with their products. Increased competition may result in reduced product prices, lower gross margins, reduced profitability and reduced market share. There can also be no assurance that we will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm our business. See “Management’s Discussion and Analysis or Plan of Operation - Risk Factors.”

INTELLECTUAL PROPERTY AND ROYALTIES

We rely on a combination of trademarks, copyrights and trade secrets that we have used, in some cases, for over forty years. We also rely on confidentiality agreements and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. Despite these precautions, the measures we undertake may not prevent infringement of our proprietary technology and data. These measures may not preclude competitors from independently developing products with functionality or features similar to our products. We currently do not hold any patents for our software products.

We may receive in the future notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted against us in the future, and it is possible that past or future assertions could harm our operations and financial condition. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements may require us to license back our technology or may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business. See “Management’s Discussion and Analysis or Plan of Operation - Risk Factors.”

As part of the Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, we are obligated to pay a royalty to Daniel E. Josipovich and Dorothy E. Josipovich, co-founders of our business, in the amount of 6% of net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by us, less any returns, rebates, discounts, allowances rejections and credits, and less the actual out-of-pocket costs and expenses incurred, other than depreciation, reserves, taxes, interest and extraordinary expenses. The royalty is to be paid in perpetuity. As of December 31, 2004, under the above definition, we had negative net revenue, therefore no royalty expenses were accrued.

Bluebook for Adjusters & Contractors, DeeJay Adjusting and Bluebook of Cleaning, Reconstruction and Repair Costs (including logos) are our trademarks. We further claim trademarks for B.E.S.T., B.E.S.T.Net, Insure to Value, InsureBASE and B.E.S.T.Central. We also own the following copyrights:

—	Adjuster/Contractor Bluebook Southern California Edition, (C) 1979;

—	“New” Bluebook for Adjusters & Contractors, (C) 1981;

—	The Bluebook for Agents, Adjusters and Contractors, (C) 1981, 1984;

—	Bluebook Estimating Systems Technology, (C) 1982;

—	The Bluebook of Cleaning, Reconstruction and Repair Costs, (C) 1989, 1997, 1999; and

—	The Bluebook of Cleaning, Reconstruction and Repair Costs, Pocket Editions, (C) 1989, 1999, 2000, 2001, 2002, 2003 and 2004.

EMPLOYEES

As of April 12, 2005, we had nine full-time employees. We currently do not have any part-time employees. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good. Competition for technical employees in the software industry continues to be significant. We believe that our success depends, in part, on our ability to hire, assimilate and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating and retaining employees in the future.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal administrative, sales and marketing, customer support, and research and development facilities are located in approximately 3,732 square feet of leased office space in Lake Forest, California. We lease this office space from Cal-West Industrial Properties, LLC, a California limited liability company. In September 2004, we entered into a new lease agreement for this office space. The lease will expire in September 2005 at which time it may be extended for renewal in successive one year terms. The monthly base rent for our current facility for year one is $4,441.08, and thereafter, we must pay as additional rent, our proportionate shares of expenses and taxes, initially estimated to be $1,418.16 per month.

We do not have any policies with respect to investments in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

As of April 12, 2005, we are not subject to any pending legal proceedings that would be deemed material to our business. From time to time, we may be subject to certain routine litigation that is incidental to our business.

On February 3, 2003, Bluebook was named a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. The Diamond case was recently settled by the Company and the plaintiffs. In the Diamond case, plaintiffs alleged that Bluebook wrongfully withheld the issuance and delivery of plaintiffs’ shares of Bluebook common stock, thereby damaging plaintiffs in the loss of the value of their Bluebook stock. On November 10, 2004, the Company and the plaintiffs entered into a settlement agreement pursuant to which all parties agreed to a general release of their claims and the Company agreed to pay $64,120 and issue 3,000 shares of common stock to certain of the plaintiffs.

On April 24, 2003, Cotelligent, Inc. filed a demand for arbitration against Bluebook in Case No. 731310018503 ARC, asserting a claim for breach of contract arising out of a consulting services agreement between Cotelligent and Bluebook. Bluebook filed cross-claims on May 29, 2003. Effective as of May 3, 2004, Bluebook and Cotelligent agreed to a mutual settlement of the entire arbitration pursuant to a Settlement Agreement. Under the terms of the Settlement Agreement, Cotelligent converted all of its approximately 5.3 million shares of Bluebook Series C Preferred Stock into shares of Bluebook common stock on a one-for-one basis. These shares represent 265,835 shares of the Company’s common stock, which amount has been retroactively stated to reflect the 1 for 20 reverse stock split declared on November 17, 2004. In addition, Cotelligent agreed to deliver source code developed by Cotelligent for Bluebook pursuant to the consulting services agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Prices

Our common stock is quoted on the OTC Bulletin Board under the symbol “BBKH.” The following table sets forth the high and low bid information of the common stock for the quarters indicated as quoted on the OTC Bulletin Board.

	2003		2004(1)
	High	Low	High	Low

First Quarter	$22.00	$6.00	$8.00	$2.20
Second Quarter	$15.00	$0.20	$5.00	$2.40
Third Quarter	$16.00	$1.20	$6.00	$1.00
Fourth Quarter	$13.00	$1.00	$5.01	$0.80
——————
(1)  Trading under ticker symbol BBIC through November 22, 2004 and under ticker symbol BBKH thereafter.

The source of the above high and low bid information is the Yahoo! Finance website at http://finance.yahoo.com. The above quotations represent prices between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The stock prices above have been retroactively stated to reflect the 1 for 20 reverse stock split declared on November 17, 2004.

According to the records of our transfer agent, we had 187 stockholders of record of our common stock at April 12, 2005.

Dividend Policy

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

Recent Sales of Unregistered Securities

We have issued the following unregistered securities during the period covered by this report.

On April 24, 2003, Cotelligent, Inc. filed a demand for arbitration against Bluebook in Case No. 731310018503 ARC, asserting a claim for breach of contract arising out of a consulting services agreement between Cotelligent and Bluebook. Bluebook filed cross-claims on May 29, 2003. Effective as of May 3, 2004, Bluebook and Cotelligent agreed to a mutual settlement of the entire arbitration pursuant to a Settlement Agreement. Under the terms of the Settlement Agreement, Cotelligent converted all of its approximately 5.3 million shares of Bluebook Series C Preferred Stock into shares of Bluebook common stock on a one-for-one basis. These shares represent 265,835 shares of the Company’s common stock, which amount has been retroactively restated to reflect the 1 for 20 reverse stock split declared on November 17, 2004.

In September 2004 the Company issued a total of 57,775 shares of privately placed common stock in settlement of debts totaling $83,930 to Peter Johnson, Peter Davidson, Julia Sugityo, Steve Byrne, Clint Lien, Keith Klein, Lawrence Rogers and Mike Kenney, consultants and employees of the Company who provided consulting services relating to programming (coding), database modeling and design, budgeting and forecasting models, internal accounting, artwork design, creation, marketing of THE BLUEBOOK and our B.E.S.T.7.5 software, and employee recruiting, development and review. In September 2004, the Company also issued 10,000 shares of privately place common stock in partial settlement of a $30,000 loan from Robert Dewar.

In October 2004, the Company issued a total of 2,733,333 shares of common stock upon conversion of the Company’s outstanding 2,050 shares of Series B Convertible Preferred Stock held by Daniel E. and Dorothy E. Josipovich in the name of The Freedom Family, LLC. Also in October of 2004, the Company issued:

•	354,505 shares of common stock in settlement of $265,879 of debt owed to Mark A. Josipovich;

•	477,484 shares of common stock in settlement of $358,113 of debt owed to Daniel T. Josipovich;

•	242,167 shares of common stock in settlement of $181,625 of debt owed to Daniel E. Josipovich;

•	157,560 shares of common stock in settlement of $118,170 of debt owed to Michela Josipovich;

•	126,116 shares of common stock in settlement of $94,587 of debt owed to Brian Jones; and

•	30,000 shares of common stock in settlement of $22,500 of debt owed to Robert Dewar.

On November 17, 2004, the Company declared a 1 for 20 reverse stock split. All share and per share amounts have been retro-actively restated as if the reverse split occurred as of the beginning of the period.

In November 2004 the Company issued:

•	418,074 shares of common stock to Chris Albrick, a creditor of the Company, in settlement of debts totaling $438,978 pursuant to a Convertible Promissory Note issued by the Company in August 2004;

•	10,000 shares of common stock to Julia Sugityo in settlement of debts totaling $10,000 pursuant to a Share Purchase Agreement dated November 8, 2004;

•	306,667 shares of common stock to Century Capital Management Ltd., a consultant to the Company, for consulting services rendered; and

•	3,000 shares of common stock to Morris Diamond et al. in connection with the settlement of litigation

   The Company may issue a warrant to purchase 90,000 shares of common stock at a price of $1.40 per share to Chris Albrick, a consultant of the Company, as a bonus payment.

All of the common stock and warrant issuances discussed above were issued in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933 as the securities were offered in private transactions which did not involve any public offering.

On December 23, 2004, the Company filed a Form S-8 registration statement registering the 306,667 shares of common stock, $0.0001 par value per share, issued to Century Capital Management Ltd., which were offered upon the terms and subject to the conditions set forth in the Engagement Letter, dated October 8, 2004, between the Company and Century Capital Management Ltd.

On November 19, 2004 the Company issued to accredited investors, pursuant to a Securities Purchase Agreement, 2,131,033 shares of common stock of the Company and warrants to purchase an aggregate of 426,206 shares of common stock for an aggregate consideration of $2,237,585. The warrants issued to the accredited investors have an exercise price of $1.31 per share and are exercisable immediately. In addition, the Company issued a warrant to purchase 170,482 shares of common stock to the placement agent, Roth Capital Partners, LLC, for the transactions contemplated by the Securities Purchase Agreement. The warrant issued to the placement agent has a term of five years, has an exercise price of $1.15 per share and is exercisable immediately. Our November 19, 2004 issuance of 2,131,033 shares of common stock and 596,688 warrants to accredited investors was in reliance upon the exemptions from registration provided by section 4(2) of the Securities Act of 1933 and on Rule 506 of Regulation D promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources and additional financings, are subject to risks and uncertainties, including, but not limited to, those discussed in this report under “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this report are as of April 12, 2005, and we undertake no duty to update this information. See “Cautionary Statement About Forward-Looking Information” on page 2 of this report.

Overview

We provide proprietary data, software solutions and services that help automate, integrate, manage and quicken the underwriting and claims process. Our underwriting solutions with integrated Bluebook data, provide for validation and automation of structure replacement costs for quoting homeowner insurance premiums in significantly less time than is common today. These products give insurance writers greater automation and extend premium quoting and policy fulfillment through new and existing channels (e.g. banks, mortgage companies, agents, etc.) allowing them to more easily and cost efficiently reach consumers who need insurance. Our claims solutions deliver paperless claims information to insurance personnel and directly to the outside service vendors (e.g. contractors, inspectors, adjusters, repair professionals, among others) through our integrated software solutions. Our claims solutions provide the insurance carrier with the ability to electronically track and manage claims from the first report through its completion.

Sources of Revenue

We generate revenue by sales of THE BLUEBOOK handbook and software estimating solutions. We also generate revenue each time a claim or underwriting (premium replacement cost) transaction is processed through our software solutions. We provide our own replacement cost data and also integrate data provided by vendors in order to provide additional services or automation that is often requested as part of the underwriting process (e.g. homeowner related hazard data, credit, general public data). We share our revenues with these vendors as well as with our larger distribution channel partners, which reduces the percentage of revenues we collect from each sale. We plan to increase the number of transactions that are processed through our software solutions and data sales by integrating our software solution into large distribution channels and insurance carrier systems.

Outlook for Our Business

Our revenue growth has been and will continue to be dependent on our ability to increase the number of licences that are sold and transactions that are processed through our software solutions and our ability to expand the data services we provide to the insurance and related industries. We have recently added six new sales professionals, signed recent contracts with insurance carriers and completed a joint revenue and share agreement for InsureBASE with the First American Real Estate Solutions Company (FAF:NYSE). We believe these efforts will increase the number of transactions that are processed through our software solutions. Our ability to continue this growth will depend on our ability to sell our technologies and data to insurance carriers and writers, repair professionals and larger distribution networks who resell our services.

Operating Expenses

Our personnel expenses are our largest expense and consist of salaries, commissions, benefit plans and other payroll related costs. Our consultants and personnel increased from 11 to 21 during the first quarter of 2005. We intend to hire additional personnel primarily in the areas of sales and marketing, administrative and development to support our anticipated growth and to acquire additional market share and penetration.

Research and Development

Research and development expenses consist of salaries and other costs of employment of our development staff as well as outside contractors. We plan to increase the number of personnel and consultants who are working to enhance and fully integrate our claims and underwriting software solutions in order to provide increased deliverability and simplified access to our current technology. We expect this increase in personnel and consultants will result in an increase in our research and development expenses. We estimate that we will generate meaningful revenue from our research and development efforts relating to our claims and underwriting software solutions in the second half of 2005.

RECENT EVENTS

On April 24, 2003, Cotelligent, Inc. filed a demand for arbitration against Bluebook in Case No. 731310018503 ARC, asserting a claim for breach of contract arising out of a consulting services agreement between Cotelligent and Bluebook. Bluebook filed cross-claims on May 29, 2003. Effective as of May 3, 2004, Bluebook and Cotelligent agreed to a mutual settlement of the entire arbitration pursuant to a Settlement Agreement. Under the terms of the Settlement Agreement, Cotelligent converted all of its approximately 5.3 million shares of Bluebook Series C Preferred Stock into shares of Bluebook common stock on a one-for-one basis. These shares represent 265,835 shares of the Company’s common stock, which amount has been retroactively stated to reflect the 1 for 20 reverse stock split declared on November 17, 2004. In addition, Cotelligent agreed to deliver source code developed by Cotelligent for Bluebook pursuant to the consulting services agreement.

In September 2004 we issued a total of 57,775 shares of privately placed common stock in settlement of debts totaling $83,930 to Peter Johnson, Peter Davidson, Julia Sugityo, Steve Byrne, Clint Lien, Keith Klein, Lawrence Rogers and Mike Kenney, consultants and employees of the Company who provided consulting services relating to programming (coding), database modeling and design, budgeting and forecasting models, internal accounting, artwork design, creation, marketing of THE BLUEBOOK and our B.E.S.T.7.5 software, and employee recruiting, development and review. In September 2004, we also issued 10,000 shares of privately place common stock in partial settlement of a $30,000 loan from Robert Dewar.

In October 2004, the Company increased its number of authorized shares of common stock from 50,000,000 to 150,000,000 shares. The Company subsequently issued 2,773,333 shares of common stock upon conversion of 2,050 shares of Series B Convertible Preferred Stock, being all of the outstanding shares of Series B Convertible Preferred Stock. The Company also settled $1,040,874 of debts owed to certain members of the Company’s management and stockholders through the issuance of 1,387,833 shares of privately placed common stock at the same price per share as the Series B Convertible Preferred Stock conversion price of $0.75 per share, which amount has been retroactively stated to reflect the 1 for 20 reverse stock split declared on November 17, 2004.

Following the conversion of Series B Convertible Preferred Stock and the settlement of debts, the Company authorized a one-for-twenty reverse stock split. The reverse stock split was effective November 17, 2004. All share and per share amounts in this report have been adjusted to reflect the November 17, 2004 reverse stock split unless noted.

On November 19, 2004 the Company issued to accredited investors, pursuant to a Securities Purchase Agreement, 2,131,033 shares of common stock of the Company and warrants to purchase an aggregate of 426,206 shares of common stock for an aggregate consideration of $2,237,585. The warrants issued to the accredited investors have an exercise price of $1.31 per share and are exercisable immediately. In addition, the Company issued a warrant to purchase 170,483 shares of common stock to the placement agent for the transactions contemplated by the Securities Purchase Agreement. The warrant issued to the placement agent has a term of five years and an exercise price of $1.15 per share and is exercisable immediately.

Following this sale, the Company issued:

•	418,074 shares of common stock to Chris Albrick, a creditor of the Company, in settlement of debts totaling $438,978 pursuant to a Convertible Promissory Note issued by the Company in August 2004;

•	10,000 shares of common stock to Julia Sugityo in settlement of debts totaling $10,000 pursuant to a Share Purchase Agreement dated November 8, 2004;

•	306,667 shares of common stock to Century Capital Management Ltd., a consultant to the Company, for consulting services rendered; and

•	3,000 shares of common stock to Morris Diamond et al. in connection with the settlement of litigation.

The Company may issue a warrant to purchase 90,000 shares of common stock at a price of $1.40 per share to Chris Albrick, a consultant of the Company, as a bonus payment.

On December 23, 2004, the Company filed a Form S-8 registration statement registering the 306,667 shares of common stock, $0.0001 par value per share, issued to Century Capital Management Ltd., which were offered upon the terms and subject to the conditions set forth in the Engagement Letter, dated October 8, 2004, between the Company and Century Capital Management Ltd., a consultant to the Company.

RESULTS OF OPERATION

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

Revenues.  Our revenues are derived primarily from sales of our B.E.S.T. software products and the Bluebook handbook. Net revenues for the year ended December 31, 2004 were $569,514, a decrease of $136,143 or 19% compared with net revenues of $705,657 for the year ended December 31, 2003. Revenue from sales of B.E.S.T software products was $412,680 for the fiscal year ended 2004 as compared to $527,392 for the year ending 2003, a decrease of $114,712 or 22%. Revenue from sales of THE BLUEBOOK handbook was $144,234 for the year ended 2004 as compared to $166,548 for the year ended 2003, a decrease of $22,314 or 13%. These decreases were the result of the Company’s limited cash needed for necessary marketing and the migration of our traditional publishing and mail delivery process to a per transaction and online product delivery.

Historically, sales of THE BLUEBOOK handbook and our B.E.S.T. estimating software were the principal sources of our revenues.  However, the Company expects revenues from our new software solutions, Insure to Value, InsureBASE, B.E.S.T.Net and B.E.S.T.Central, to become the principal sources of our total revenue.

Although our revenues are currently not concentrated among a relatively small number of customers, we expect that a significant portion of our future revenues coming from sales of our new products, Insure to Value, InsureBASE, B.E.S.T.Net and B.E.S.T.Central, will come from a relatively smaller number of customers. Therefore, in the future, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could harm our financial condition and results of operations.

Operating Expenses.  Selling, general and administrative expenses for the year ended December 31, 2004 were $2,291,691, a decrease of $115,137 or 5% compared to $2,406,828 for the year ended December 31, 2003. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in marketing and sales, corporate executives, professional fees, corporate legal expenses, other corporate expenses and facilities expenses. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our strategic partners and existing base of users of our products, including insurance companies, contractors and service providers to the insurance and related industries. We currently anticipate that selling, general and administrative expenses in fiscal year 2005 will increase.

Depreciation and amortization was $140,702 for the year ended December 31, 2004, a decrease of $107,218 or 43% compared to $247,920 for the year ended December 31, 2003.  The decrease was primarily due to a change in the estimated useful life of our B.E.S.T.7.5 product.  Previously, the net book value of B.E.S.T.7.5  pertaining to the data base was amortized over 24 months and the net book value of B.E.S.T.7.5  pertaining to the technology was amortized over 9 months. In December 2004, the Company decided to change the estimated life of B.E.S.T. 7.5  such that as of January 1, 2004, the net book value of B.E.S.T.7.5  pertaining to the data base is amortized over 30 months and the net book value of B.E.S.T.7.5  pertaining to the technology is amortized over 15 months. In 2005, we expect our depreciation and amortization to increase as a result of amortization of our software products B.E.S.T.Net and B.E.S.T.Central, which we anticipate will start their depreciable life in the second quarter of 2005.

Net Loss.  We had a net loss of $1,985,185 for the year ended December 31, 2004, compared to a net loss of $1,963,771 for the year ended December 31, 2003. The increase in net loss is primarily attributable to decreased sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had cash of $1,534,313, a net working capital deficiency of $92,850 and an accumulated deficit of $9.0 million. We have no material commitments for capital expenditures as of December 31, 2004. Our cash requirements for the next twelve months are expected to be approximately $2 million.

As of April 12, 2005, following the Company’s debt settlements and the private placement in the fourth quarter of 2004, our total indebtedness was approximately $1.4 million.

Our 2005 operations and investment activities have been funded primarily through sales and cash existing at December 31, 2004. Our 2004 operations and investment activities were funded primarily through sales, loans from related and non-related parties, proceeds from our November 2004 private placement and cash existing at December 31, 2003.

Net cash used in operating activities during the years ended December 31, 2004 and 2003 were $831,050 and $1,120,154, respectively. This decrease in net cash used in operating activities was primarily due to an increase in accounts payable and due to stockholders and related party.

Net cash used in investing activities was $187,753 for the year ended December 31, 2004 and $465,788 for the same period in 2003. The decrease in cash used for investing activities was primarily due to the completion of software solutions and the reduction in development of new software solutions.

Net cash provided from financing activities was $2,508,285 for the year ended December 31, 2004 and $102,000 for the same period in 2003. The increase in cash provided from financing activities was primarily due to issuance of stocks, net of commission of $1,902,585 and additional borrowings in the amount of $605,700 during the year ended December 31, 2004. In November, 2004, we converted $490,700 of such borrowings into 491,409 shares of common stock. We did not use any proceeds from our November 2004 issuance of privately placed common stock and warrants to discharge such borrowings.

The Company has a net loss from operations of $1,985,185 and a negative cash flow from operations of $831,050 for the year ended December 31, 2004, and has a working capital deficiency of $92,850 and an accumulated deficit of $8,995,867 as of December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company will incur additional software development costs associated with implementation and deployment of its software and additional improvements and enhancements to its technology during the course of its business.

The Company has a net loss from operations of $1,985,185 and a negative cash flow from operations of $831,050 for the year ended December 31, 2004, and has a working capital deficiency of $92,850 and an accumulated deficit of $8,995,867 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Although we expect the customer to reimburse costs associated with the delivery of our software solutions, in some cases, the terms of reimbursement may be included as part of the product per transaction fee, monthly payment, at terms extended up to 120 days or may be included as part of the sale of the software. With respect to our B.E.S.T.Central, B.E.S.T.Net and InsureBASE software solutions, we expect customers to reimburse costs associated with integration of these software solutions with the customer’s current hardware installed, software customization, deployment of architecture plans, and outside third party consulting services provided. In addition, we expect our customers to reimburse integration and setup fees associated with a large scale deployment of B.E.S.T.7.5. If we exceed our current development and sales efforts of InsureBASE, B.E.S.T.Net and B.E.S.T.Central, or if we meet our projected sales targets of B.E.S.T. and Insure to Value, and receive anticipated funding, we believe we will have sufficient working capital from these sales to fund operations going forward. However, if these sales are delayed or fall short of our expectations, we will need to raise additional capital to meet this shortfall. If we were not successful in raising sufficient additional working capital, we may need to reduce operating expenses through reductions in sales and development personnel and take other steps to restructure our operations. Although we do not expect to incur a significant adverse impact on sales and development of THE BLUEBOOK and estimating software solutions, current products and services, our development of additional products and other services would likely be adversely affected or suspended altogether from such cost reductions.

Our primary short-term needs for capital are our product development efforts, our sales, marketing and administrative activities, working capital associated with increased sales of our software solutions, and capital expenditures relating to maintaining and developing our operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future software solutions gain market acceptance, the extent to which products, solutions or technologies under development are successfully developed, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, the procurement and enforcement of intellectual property rights important to our business and the results of competition.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its investors.

COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist principally of cash and receivables. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash. The Company’s trade receivables are due from a broad customer base and each individual receivable amount constitutes a relatively small value.

Consulting Agreement

In August 2004, the Company engaged the investment banking firm Roth Capital Partners, LLC to act as a financial advisor and placement agent. Upon successful placement, the Company agreed to pay up to 8% of the gross proceeds received from the sale of securities and reimburse its out-of-pocket expenses up to $20,000. Furthermore, upon the closing of an offering, the Company agreed to grant the firm warrants for the purchase 170,482 shares of our common stock. The warrants are exercisable for cash or on a cashless basis into securities similar to those issued as part of the offering and have an exercise price of $1.15 per share and a term of five years.

Registration of Shares on Form S-8

On December 23, 2004, the Company filed a Form S-8 registration statement registering 306,667 shares of the Company’s common stock, $0.0001 par value per share, which were offered upon the terms and subject to the conditions set forth in the Engagement Letter, dated October 8, 2004, between the Company and Century Capital Management Ltd., a consultant to the Company.

Loan Agreement

On March 31, 2004, we entered into a loan agreement for $120,000, of which $115,000 was outstanding as of December 31, 2004. The loan bears interest at the rate of 10% per annum, and is due June 30, 2005. The loan is secured by the Company’s accounts receivable, tax refunds, deposit accounts, and cash and cash equivalents. If the collateral securing the loan is insufficient, the loan is also secured by the shares of the Company’s common stock held by Mark A. Josipovich, our Chairman of the Board, Chief Executive Officer, President, and Treasurer. The loan requires that we comply with certain covenants, including preserving our corporate existence, maintaining all rights and permits, complying with all applicable laws, and maintaining our properties. The Company was in compliance with these covenants as of April 12, 2005.

Office Lease Agreement

In September 2004, the Company entered into a new lease agreement for the office space that is currently being occupied by the Company. The lease will expire in September 2005 at which time it may be renewed in successive one year terms.

Employment Agreements

In September 2001, Bluebook International entered into employment agreements with Mark A. Josipovich and Daniel T. Josipovich for a term of two years with an automatic extension of successive one-year periods.

Effective October 1, 2001, Bluebook Holding assumed these agreements and expanded the services to include each person’s executive position. Under these agreements, Mark A. Josipovich is employed as the Chief Executive Officer, President, and Treasurer, and Daniel T. Josipovich is employed as the Chief Operating Officer, each with an annual salary of $180,000, plus health insurance benefits, term life insurance benefits and the right to participate in any future employee stock option, retirement, profit sharing or other benefit plans offered in the future to similarly situated employees. The employment agreements also contain indemnification and confidentiality provisions. The agreements also provide that we should reimburse the employee for all reasonable and necessary expenses incurred on our behalf. In the event of termination without cause by Mark A. Josipovich or Daniel T. Josipovich or termination with cause by us, Mark A. Josipovich and Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination. In the event of termination with cause by Mark A. Josipovich or Daniel T. Josipovich or termination without cause by us, Mark A. Josipovich or Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination and the total amount of annual salary from the date of termination until the end of the term of the employment agreements.

License of InsureBASE software solution

On November 11, 2003 we signed an agreement with the Underwriters Rating Board, a trade association of insurance companies, to license the InsureBASE software solution. The URB account is of particular importance to us because it demonstrated that an industry association selected our software solutions ahead of those offered by the market leader and other competitors. The InsureBASE solution was able to accommodate the demands of URB in that its proprietary architecture meet the connectivity needs of at least 37 URB member insurance companies.

On March 7, 2005 we entered into an agreement with Homesite Insurance Company pursuant to which we granted Homesite a non-exclusive and non-transferable license to access via the Internet the software, information and the user-guide of the InsureBASE software solution. Homesite agreed to pay Bluebook a transactional fee for every completed valuation. The agreement expressly provides that Bluebook and Homesite anticipate a minimum of 100,000 transactions annually. Accordingly, Homesite will receive a discounted transaction fee in exchange for the two-year term of the Agreement. The term of the agreement is for two years.

Joint License & Revenue Share Agreement

On March 25, 2005 entered into a Joint License and Revenue Share Agreement First American Real Estate Solutions, L.P. Under the agreement, Bluebook will integrate its InsureBASE product with First American’s detailed property records to bring to the insurance, mortgage and real estate industries cost effective Estimated Replacement Cost (or ERC) reports and values for single family residences throughout the United States. First American granted Bluebook a non-exclusive, non-transferable license during the term of the agreement to specified software applications, valuation models, information, images and other services to use in connection with Bluebook’s InsureBASE, ERC Values, ERC Reports and leadBASE products. Bluebook granted First American a non-exclusive, non-transferable license during the term of the agreement to sell Bluebook’s InsureBASE, ERC Values, ERC Reports and leadBASE products. In consideration for the rights granted under the agreement, each party must pay the greater of either: (a) a royalty fee based on the gross revenue generated from the sales of any Bluebook’s insureBASE, ERC Values, ERC Reports and leadBASE products which utilize or incorporate First American’s services; or (b) the cumulative monthly total amount of minimum transaction fees. The agreement has an initial term of two years from March 25, 2005 and will automatically renew for additional successive periods of twelve months unless sooner terminated.

LEGAL PROCEEDINGS

As of April 12, 2005, we are not subject to any pending legal proceedings that would be deemed material to our business. From time to time, we may be subject to certain routine litigation that is incidental to our business.

On February 3, 2003, Bluebook was named a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. The Diamond case was recently settled by the Company and the plaintiffs. In the Diamond case, plaintiffs alleged that Bluebook wrongfully withheld the issuance and delivery of plaintiffs’ shares of Bluebook common stock, thereby damaging plaintiffs in the loss of the value of their Bluebook stock. On November 10, 2004, the Company and the plaintiffs entered into a settlement agreement pursuant to which all parties agreed to a general release of their claims and the Company agreed to pay $64,120 and issue 3,000 shares of common stock to certain of the plaintiffs.

On April 24, 2003, Cotelligent, Inc. filed a demand for arbitration against Bluebook in Case No. 731310018503 ARC, asserting a claim for breach of contract arising out of a consulting services agreement between Cotelligent and Bluebook. Bluebook filed cross-claims on May 29, 2003. Effective as of May 3, 2004, Bluebook and Cotelligent agreed to a mutual settlement of the entire arbitration pursuant to a Settlement Agreement. Under the terms of the Settlement Agreement, Cotelligent converted all of its approximately 5.3 million shares of Bluebook Series C Preferred Stock into shares of Bluebook common stock on a one-for-one basis. These shares represent 265,835 shares of the Company’s common stock. In addition, Cotelligent agreed to deliver source code developed by Cotelligent for Bluebook pursuant to the consulting services agreement.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

—	Revenue recognition; and

—	Computer software to be sold, leased or otherwise marketed.

Revenue Recognition

The Company’s revenues are from the sale of books, software, and Internet based solutions. The book is a codification of the Company most recent information database. Revenue is recorded when the book is shipped.

The Company licenses its software, used in making cost estimates for residential and light construction. Revenue from the sale of software licenses is amortized over the estimated time period until the next new version is available. Sales prices and the amortization period of new sales revenues decrease during the software’s life cycle. At December 31, 2004 the Company has determined the life cycle of its current version is nearing completion and a new version will be introduced in 2005. Revenues from these outstanding licenses will be amortized over the next 6 months for older licenses. For licenses sold during the year, the revenue will be amortized over the life of the older product and the life of the new product, as substantial amount of the purchase price will be applied to a license for the new product. When the Company discontinues the support of a version it requires a new license fee to be paid to obtain the latest version of the software and of their database and any updates.

The original license fee for a version includes a maintenance fee for the first year. Maintenance includes updates to the database and updates of the software. Based on the Company estimates of the relative fair value of the software and maintenance including in the license, including the related cost of software updates and database maintenance, the Company has estimated between 20% to 25% of the first year’s license fee is allocated to the maintenance contract and amortized over the 12 months. Purchaser of the software license can buy maintenance and update fees for the second and future years for a fee as determined yearly, by the company for single users and on a negotiated basis for multi users. Generally this fee is between 20%-25% of the original license fee and is amortized over the maintenance period, usually one year.

The Company’s other products are Internet based services, and  prices are determined on a case-by-case basis. This revenue is recorded for the services as rendered.

Program Development Costs

Program development costs consists of costs to refine and test software masters, user documentation and training manuals for software products to be sold. These development costs encompasses most of our products but the most significant costs unamortized at December 31, 2004 are for new Internet based products. Our design costs have been expensed. The Company hired outside consultants to do much of the coding and testing in the products development. Capitalized costs, however, include only (1) external direct costs of material and services test and refine the software masters, and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the completion of the projects coding, testing and preparation of user information. Capitalization of such costs ceases no later than the point at which the project is available for general release to customer. The Company will begin amortizing the new products in 2005.

Product development cost are amortized using the straight-line method over the expected life of the product (which ranges from three to five years) the Company believes this method will best reflect the matching of amortization with revenues. Reliable estimates of total revenue have not been made. However, the Company expects to determine a more reliable estimate of revenue as sales begin and will use the greater of the straight-line method or the estimated sales method for amortization.

Research and development costs, and other computer software maintenance and improvement costs related to software development are expensed as incurred.

The carrying value of software and program development costs is reviewed regularly by the Company to determine if there has been an impairment loss that needs to be recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 in 2003 did not have a significant effect on the Company's financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the third quarter of 2005. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company's financial statement presentation or disclosures.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as other information contained in this report, before investing in our common stock. All material risks and uncertainties presently known to us are described below. If any of these risks occur, our business could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Business

We have incurred losses from operations in recent years and anticipate future losses, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We have incurred net losses in recent years. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in research and development, sales and marketing and general and administrative expenses. Even though we expect to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

We have a history of operating losses and may not be able to continue as a going concern.

We have experienced losses since 2001, incurred negative cash flows from operations since 2001, and, as of December 31, 2004, had an accumulated deficit of $8.9 million. Cash used in operations for the years ended December 31, 2001, 2002, 2003 and 2004 were $689,645, $173,249, $1,120,154 and $831,050, respectively. We expect that we will continue to incur negative cash flows and require additional cash to fund our operations and implement our business plan. The continued development of our technology and products will require significant additional capital investment. Our financial statements have been prepared assuming that we will continue as a going concern. The auditor’s reports on our financial statements state that there is substantial doubt about our ability to continue as a going concern.

We may need additional capital and any required capital may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail our operations and reduce spending or obtain funds on unfavorable terms, all of which would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Our cash balance as of March 31, 2005 was approximately $538,000.

Our 2005 internal financial projections and strategic plan indicates that our available cash, together with cash from operations and funding from our recently completed private placement on November 19, 2004 of $2.2 million dollars may be sufficient to fund our operations through the third quarter of 2005 without reductions in our workforce. This plan assumes that we can control current estimated costs relating to new hires, professional services and consulting, negotiating the terms of existing and new debts, and the costs of ongoing operations.

However, our actual results may differ from this plan, and we may be required to consider alternative strategies and may need to raise additional funds through one or more of the following: (1) sale of various products, solutions or marketing rights; (2) licensing of technology; and (3) sale of equity and debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce operating expenses through reductions in sales and development personnel and take other steps to restructure our operations to decrease our cash burn rate and extend the currently available cash.

Additional capital may not be available on acceptable terms, if at all. The public markets may remain unreceptive to equity financings, and we may not be able to obtain additional private equity financing. Furthermore, any additional equity financing would likely be dilutive to stockholders, and additional debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we may be required to curtail our operations significantly and reduce operating expenses through reductions in sales and development personnel, or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms, all of which would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

The market price of our common stock has been and is likely to continue to be highly volatile, which may affect our ability to raise capital in the future or cause investment losses for our stockholders and result in stockholder litigation with substantial costs, economic loss and diversion of our resources.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public technology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in 2003 our closing stock price ranged from a low of $0.20 to a high of $22.00, in 2004 our closing stock price ranged from a low of $0.80 to a high of $8.00, and in 2005 our closing stock price ranged from a low of $1.25 to a high of $5.01. These stock prices have been retroactively stated to reflect the 1 for 20 reverse stock split declared on November 17, 2004. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

—	announcements of technological innovations or new products by us or by our competitors;

—	our operating results;

—	developments in our relationships with strategic partners;

—	litigation;

—	economic and other external factors; and

—	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

We depend on key personnel for our future success. If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

Our future success is substantially dependent on the efforts of our management team, particularly Mark A. Josipovich, our Chairman of the Board, Chief Executive Officer, President, and Treasurer, and Daniel T. Josipovich, our Chief Operating Officer and Director. Mark A. Josipovich has been the entrepreneural driver of Bluebook’s strategic initiatives for the past 16 years and Daniel T Josipovich has designed, directed and managed development of Bluebook’s products for the past 22 years. Mark A. Josipovich and Daniel T. Josipovich may terminate their employment at any time. The loss of the services of members of our management may significantly delay or prevent the achievement of product development and other business objectives.

Because of the specialized technical nature of our business, we also depend substantially on our ability to attract and retain qualified technical personnel. There is intense competition among technology companies for qualified personnel in the areas of our activities. If we lose the services of, or fail to recruit additional key technical personnel, the growth of our business could be substantially impaired. We do not maintain life insurance for any of our key personnel.

We have limited resources to devote to software development and commercialization. If we are not able to devote adequate resources to software development and commercialization, we may not be able to develop our software solutions.

Our strategy is to develop software solutions addressing underwriting and claims management. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

—	improve market acceptance of our current software solutions;

—	complete development of new software solutions; and

—	successfully introduce and commercialize new software solutions.

We have introduced some of our software solutions only recently and some of our solutions are still under phased deployment and development. Among our recently introduced solutions are InsureBASE and Insured to Value. Although development of our B.E.S.T.Net and B.E.S.T.Central solutions are substantially complete, we are still in the process of developing an interface between B.E.S.T.Net, B.E.S.T.Central and B.E.S.T.8. Because we have limited cash to devote to product development and commercialization, any delay in the development of one solution or reallocation of resources to solutions development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate additional revenue will decrease.

In addition, our solutions may not achieve satisfactory market acceptance, and we may not be able to successfully commercialize them on a timely basis, or at all. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability.

We believe our primary current competitors for our software solutions are Xactware, Inc., Marshall & Swift and Simsol Software, Inc. Our primary competition for THE BLUEBOOK is from RS Means Engineering and the Craftsman Book Company. Additional competition could come from new entrants to the claims management market, including software and insurance companies. To the extent that the products from these competitors provide the ability to integrate information from, among other participants, the agent, insurer, administrator, vendor and supplier into the end-to-end process, they may compete with our current and future products.

Although we have an advantage over our competitors by having access to our proprietary data and processes, some of our competitors have significantly greater human and financial resources. As a result, these competitors could adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products. These advantages could allow them to respond more quickly to changes in customer and market requirements. In addition, some of our competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional products from us. These competitors may also be able to persuade our customers to replace our products with their products. Increased competition may result in reduced product prices, lower gross margins, reduced profitability and reduced market share. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. There can also be no assurance that we will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm our business. Our future operating results could be harmed as a result of competition and pricing pressures from such competitive products.

We may be unable to successfully market and distribute our products and implement our distribution strategy, which could adversely impact our ability to sell our products and reduce our revenues.

The market for claims management solutions is highly fragmented. We market and sell THE BLUEBOOK and B.E.S.T.7.5 products primarily through the mail, conventions and the Internet using the interactive sales tool on Microsoft’s terminal services solution. Our software solutions, B.E.S.T.Central and B.E.S.T.Net are sold by direct, on-site demonstrations or by authorized partners and resellers. We may not be able to successfully develop and maintain our marketing, distribution or sales capabilities. If our marketing and distribution strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease.

We may face costly intellectual property disputes, which may result in substantial expense to us and significant diversion of the efforts of our technical and management personnel.

Although we do not expect to be subject to any intellectual property disputes, we may be subject to such claims. Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. We rely on proprietary information and techniques to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

Our principal stockholders have substantial control over our affairs, which could delay, defer or prevent a change of control or impede a merger or consolidation, or other business combination which our stockholders may otherwise view favorably and which may decrease the price of our common stock.

The Josipovich family, collectively, beneficially owns 5,100,050 shares of common stock, which is 58.22% of the total number of shares of common stock currently issued and outstanding. The Josipovich family has the ability to exert substantial influence over all matters submitted to a vote of the stockholders of Bluebook, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably and which may decrease the price of our common stock.

Future sales of our common stock that are eligible for sale by our stockholders may decrease the price of our common stock.

We had 8,760,221 shares of common stock outstanding on December 31, 2004. Of these shares, 6,616,489 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding warrants to purchase 686,688 shares of our common stock. If our stockholders sell a large number of shares of common stock or if we issue a large number of shares in connection with future acquisitions or financings, the market price of our common stock could decline significantly. In addition, the perception in the public market that our stockholders might sell a large number of shares of common stock could cause a decline in the market price of our common stock.

Anti-takeover provisions may limit the ability of another company to acquire us, which could cause our stock price to decline.

Provisions of our certificate of incorporation and Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of us. Our Certificate of Incorporation provides for 5,000,000 authorized and unissued shares of preferred stock and authorizes the Board of Directors to issue one or more series of preferred stock and to establish the designations, powers, preferences and rights of each series of preferred stock, in accordance with Delaware law. The existence of authorized and unissued preferred stock may enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware corporate statute, which regulates corporate acquisitions. Section 203 may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidation or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder is defined to include a person owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. In addition, the Board of Directors, without further stockholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in control of us. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, including the accountant’s report, are included beginning at page F-1 immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item 9 is incorporated by reference from the information under the captions “Management,” “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Information Statement that we will file with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference from the information under the caption “Executive Compensation and Other Matters” in the Information Statement that we will file with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Information Statement that we will file with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the Information Statement that we will file with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit	Description of Document
3.1(a)(1)	Certificate of Incorporation filed with the Delaware Secretary of State on December 18, 1997.
3.1(b)(1)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on March 10, 1999.
3.1(c)(2)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 6, 2001.
3.1(d)(3)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2002.
3.1(e)(4)	Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 17, 2004.
3.2(1)	Bylaws of the Registrant.
4.1*	Form of Registration Rights Agreement, dated as of November 17, 2004, between The Bluebook International Holding Company and the investors party thereto.
10.1(5)
Agreement and Plan of Merger, dated as of September 24, 2001, by and among Gama Computer Corporation, The Bluebook International, Inc. Bluebook Acquisitions Corp., Bluebook’s Shareholders and Andrew Hromyk, incorporated by reference to the Information Statement filed with the Securities and Exchange Commission of October 12, 2001.

10.2(2)	Employment Agreement by and between The Bluebook International, Inc. and Mark A. Josipovich, dated September 27, 2001.
10.3(2)	Employment Agreement by and between The Bluebook International, Inc. and Daniel T. Josipovich, dated September 27, 2001.
10.4*
InsureBASE Agreement, dated November 11, 2003, between The Bluebook International, Inc., Underwriters Rating Board, a New York Unincorporated Association and URB Services Corp., a New York Corporation.

10.5(6)	Convertible Promissory Note Purchase Agreement made as of August 13, 2004 between The Bluebook International Holding Company and Christopher Albrick (together with Convertible Promissory Note)
10.6(6)	Engagement Letter dated August 19, 2004 between The Bluebook International Holding Company and Roth Capital Partners, LLC.
10.7(4)	Debt Settlement Agreement, dated October 14, 2004, between The Bluebook International Holding Company and Mark A. Josipovich.
10.8(4)	Debt Settlement Agreement, dated October 14, 2004, between The Bluebook International Holding Company and Daniel T. Josipovich.
10.9(4)	Debt Settlement Agreement, dated October 14, 2004, between The Bluebook International Holding Company and Michela Josipovich.
10.10(4)	Debt Settlement Agreement, dated October 14, 2004, between The Bluebook International Holding Company and Daniel E. Josipovich.
10.11(4)	Debt Settlement Agreement, dated October 14, 2004, between The Bluebook International Holding Company and Brian Jones.
10.12(4)	Engagement Letter, dated November 12, 2004, between The Bluebook International Holding Company and Century Capital Management Ltd.

10.13(4)	Form of Securities Purchase Agreement, dated as of November 12, 2004, between The Bluebook International Holding Company and the investors party thereto.
10.14(4)	Form of Warrant Certificate issued by The Bluebook International Holding Company dated as of November 17, 2004.
10.15(4)	Warrant Certificate issued by The Bluebook International Holding Company to Roth Capital Partners, LLC dated as of November 17, 2004.
10.16(4)	Lock-Up Agreement, dated as of November 17, 2004, between The Bluebook International Holding Company and certain of its stockholders.
10.17(7)	Web Services Agreement, dated as of March 7, 2005, between The Bluebook International, Inc. and Homesite Insurance Company.
10.18(8)	Joint License & Revenue Share Agreement dated as of March 25, 2005, between First American Real Estate Solutions, L.P. and The Bluebook International Inc.
16.1(9)	Letter dated as of November 7, 2002 from Good Swartz Brown & Berns addressed to the Securities and Exchange Commission.
21.1*	Subsidiaries of The Bluebook International Holding Company.
23.1*	Consent of Weinberg & Company, P.A.
31*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32*	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Incorporated by reference from Bluebook's General Form for Registration of Securities of Small Business Issuers on Form 10-SB filed October 20, 2002.
(2)	Incorporated by reference from Bluebook’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(3)	Incorporated by reference from Bluebook’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(4)	Incorporated by reference from Bluebook’s SB-2 Registration Statement filed with the Securities and Exchange on January 6, 2005.
(5)	Incorporated by reference from Bluebooks’s Information Statement filed on October 12, 2001.
(6)	Incorporated by reference from Bluebook’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2004.
(7)	Incorporated by reference from Bluebook’s Report on Form 8-K/A filed with the Securities and Exchange Commission on April 1, 2005.
(8)	Incorporated by reference from Bluebook’s Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.
(9)	Incorporated by reference from Bluebook’s Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2002.

Current Reports on Form 8-K

The Company filed with the Securities and Exchange Commission: (i) a Current Report on Form 8-K dated October 14, 2004, pursuant to Items 3.02, 5.03 and 9.01; and (ii) a Current Report on Form 8-K dated November 17, 2004, pursuant to Items 1.01, 3.02, 5.03 and 9.01.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Weinberg & Company, P.A. for audit of our annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services provided by Weinberg & Company, P.A. for the years ended December 31, 2004 and 2003.

	Year Ended
	December 31,
	2004	2003
Audit Fees	$38,573	$93,154
Audit-Related Fees	38,444	—
Tax Fees	—	—
All Other Fees	1,506	37,181
Total Fees Paid	$78,523	$130,335

Audit Fees
The aggregate fees for the annual audit of our financial statements and review of our quarterly financial statements.

Audit-Related Fees
The aggregate fees for the auditor’s consent for use of audited financial statements in our S-8 Registration Statement and SB-2 Registration Statement and review of documents related to our private placement.

Tax Fees
None.

All Other Fees
The aggregate fees for fiscal year 2003 for due diligence for a potential merger with Cotelligent, review of Bluebook’s financial projections for use in financing transactions, and for fiscal year 2004, assistance with various financing arrangements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

THE BLUEBOOK INTERNATIONAL HOLDING
COMPANY

Date: April 15, 2005	By:	/s/ Mark A. Josipovich

Name: Mark A. Josipovich, Title: Chief Executive Officer, President and Principal Accounting Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities listed below on April 15, 2005.

NAME	TITLE

/s/ Mark A. Josipovich	Chief Executive Officer, President, Principal Accounting Officer and Chairman of the Board
Mark A. Josipovich

/s/ Daniel T. Josipovich	Chief Operating Officer and Director
Daniel T. Josipovich

/s/ David M. Campatelli	Director
David M. Campatelli

/s/ Paul D. Sheriff	Director
Paul D. Sheriff

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities listed below on April 15, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

The Board of Directors
The Bluebook International Holding Company, Inc

We have audited the accompanying consolidated balance sheet of The Bluebook International Holding Company, Inc. and subsidiary (the "Company"), as of December 31, 2004, and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bluebook International Holding Company, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $1,985,185 and negative cash flow from operations of $831,050 during the year ended December 31, 2004, and had a working capital deficiency of $92,850 and an accumulated deficit of $8,995,867 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Boca Raton, Florida
March 25, 2005

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,534,313
Accounts receivable, net of allowance for doubtful accounts of $4,600	6,417
Prepaid expenses and other	34,500
Total current assets	1,575,230

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $189,826	65,909

Program development costs, net of accumulated amortization of $513,358	690,577
Intangible assets, net of accumulated amortization of $29,078	15,644
Other assets	5,296
Total other assets	711,517

TOTAL ASSETS	$2,352,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$654,753
Legal fee payable	415,000
Due to stockholders and related parties	318,068
Deferred revenue	165,259
Notes payable	115,000
Total current liabilities	1,668,080

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares authorized	—
Common Stock, $.0001 par value; 150,000,000 shares authorized; 8,760,221 shares issued and outstanding	875
Additional paid in capital	9,679,568
Accumulated deficit	(8,995,867)
Total stockholders' equity	684,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,352,656

See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2004	2003
		(As restated)
SALES, net	$569,514	$705,657

OPERATING EXPENSES
Selling, general and administrative expenses	1,915,768	2,003,184
Product development costs	375,923	403,644
Depreciation and amortization expenses	140,702	247,920
Total Operating Expenses	2,432,393	2,654,748

OTHER EXPENSE
Interest expense	121,506	13,880
Total Other Expense	121,506	13,880
LOSS FROM OPERATIONS	(1,984,385)	(1,962,971)

INCOME TAX EXPENSE	800	800

NET LOSS	$(1,985,185)	$(1,963,771)

Weighted average number of shares of common stock outstanding, basic and diluted	2,354,830	1,436,671

Loss per share, basic and diluted	$(0.84)	$(1.37)
See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR YEAR ENDED DECEMBER 31, 2004

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL
	SHARES	AMOUNT	SHARES	AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2003 (as previously reported)	1,436,671	$144	2,050	$—	$599,466	$(1,591,151)	$(991,541)
Restatement of program development costs	—	—	—	—	—	(2,771,427)	(2,771,427)
Balance, January 1, 2003 (restated)	1,436,671	144	2,050	—	599,466	(4,362,578)	(3,762,968)
Net loss for the year ended December 31, 2003 (restated)	—	—	—	—	—	(1,963,771)	(1,963,771)
Balance, December 31, 2003 (Restated)	1,436,671	144	2,050	—	599,466	(6,326,349)	(5,726,739)
Conversion of Series C Preferred Stock	265,835	26			4,544,653		4,544,679
Issuance of stock in settlement of accounts and notes payable	2,190,349	219			1,946,017		1,946,236
Conversion of Series B Preferred Stock	2,733,333	273	(2,050)	—	(273)		—
Issuance of stock in private placement	2,131,033	213			1,902,372		1,902,585
Issuance of stock for legal settlement	3,000	—			3,000		3,000
Dividend distribution on preferred stock					684,333	(684,333)	—
Net loss for the year ended December 31, 2004						(1,985,185)	(1,985,185)

Balance, December 31, 2004	8,760,221	$875	-	$-	$9,679,568	$(8,995,867)	$684,576

See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES		(As restated)
Net loss	$(1,985,185)	$(1,963,771)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	140,702	247,920
Issuance of stock in settlement of litigation	3,000	—
Changes in operating assets and liabilities:
Decrease in Accounts receivable	20,381	10,133
(Increase) decrease in Prepaid expenses and other	(24,500)	55,620
Increase in Other assets	(279)	—
Increase in Accounts payable and accrued expenses	371,448	119,817
Increase in Due to stockholders and related party	719,208	480,197
Decrease in Deferred revenue	(75,825)	(70,070)
NET CASH USED IN OPERATING ACTIVITIES	(831,050)	(1,120,154)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,708)	(58,747)
Program development costs	(178,045)	(405,541)
Purchase of intangible assets	—	(1,500)
NET CASH USED IN INVESTING ACTIVITIES	(187,753)	(465,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,902,585	—
Note payable, net of repayment	542,500	—
Note payable due to related parties, net of repayment	63,200	102,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,508,285	102,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,489,482	(1,483,942)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	44,831	1,528,773
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$1,534,313	$44,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,086	$13,880
Taxes	2,734	4,472

NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series C Preferred Stock to Common Stock	$4,544,679	—
Issuance of stock in settlement of accounts payable	247,020	—
Issuance of stock in settlement of due to related parties	1,106,516	—
Issuance of stock in settlement of notes payable	427,500	—
Issuance of stock in settlement of notes payable to related parties	165,200	—
Reclassification of accrued expenses due to stockholders	117,688	—
Issuance of stock dividend	684,333	—
See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.     Summary of significant accounting policies and business activity

Background of the Company

The Bluebook International Holding Company (the "Company") was incorporated as Gama Computer Corporation in Delaware on December 17, 1997. On January 9, 1998, the Company merged with Gama, Inc., a Colorado corporation, and Gama Computer Corporation became the surviving company. On September 24, 2001, Gama Computer Corporation entered into a certain Agreement and Plan of Merger (the “Agreement”) with (a) The Bluebook International, Inc., a Nevada corporation (“Bluebook International”); (b) Bluebook Acquisition Corp., a Nevada corporation, wholly owned by the Company (“Acquisitions”); (c) each of Mark A. Josipovich, Daniel T. Josipovich, Daniel E. Josipovich and Dorothy E. Josipovich (each, a “Bluebook Stockholder”); and (d) Andrew Hromyk. Among other things, the Agreement provided for the Company’s purchase from the Bluebook Stockholders of all of the issued and outstanding capital stock of Bluebook International in exchange for the issuance of an aggregate of 32,700,000 shares of the Company’s authorized but unissued Common Stock (the “Exchange”).

Effective October 1, 2001, the Company underwent a change of control in connection with the consummation of the Exchange in which (i) Andrew Hromyk, the Company’s only executive officer, resigned his position, and the Board of Directors appointed Mark A. Josipovich to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary and Daniel T. Josipovich to serve as the Company’s Chief Operations Officer; (ii) the Company’s majority stockholder surrendered and subsequently cancelled 19,200,000 shares and (iii) the Bluebook Stockholders became the holders of an aggregate of 32,700,000 shares of the Company’s Common Stock, or approximately 84.4% of the Company’s Common Stock issued and outstanding after the consummation of the Exchange. In addition, effective October 1, 2001, Daniel E. Josipovich and Dorothy E. Josipovich were jointly issued 1,000 shares of Series A Convertible Preferred Stock with voting rights in exchange for the cancellation of a related party note of $1,000,000. Upon consummation of the Exchange, Mr. Hromyk resigned as the then-sole member of the Company’s Board of Directors.

At consummation of the Exchange on October 1, 2001, the Company acquired all of the 7,083,332 issued and outstanding capital shares of Bluebook International, and issued a total of 32,700,000 shares of Common Stock to the Bluebook Stockholders. Immediately following the Exchange, the Company had a total of 38,733,411 shares of Common Stock issued and outstanding. As a result of the Exchange, Bluebook International became a wholly owned subsidiary of the Company. Immediately following the Exchange, the Company caused Acquisitions and Bluebook International to be merged pursuant to a Certificate of Merger filed with the California Secretary of State on October 4, 2001 (the “Merger”). Acquisitions survived the Merger, and concurrently Acquisitions changed it name to the Bluebook International, Inc. (the “Surviving Subsidiary”). On November 6, 2001, the Company changed its name from GAMA Computer Corporation to The Bluebook International Holding Company. The Company intends to continue to hold the surviving subsidiary as a wholly owned subsidiary of the Company and intends to cause the surviving subsidiary to continue the operations of Bluebook International, as more fully described below.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

 Bluebook International was incorporated on December 5, 2000 under the laws of the State of Nevada. On September 15, 2001, the Company purchased all of the business assets owned by Daniel E. Josipovich and Dorothy E. Josipovich, husband and wife (the “Sole Proprietorship”), used in the business of creating, developing and distributing products and services related to The Bluebook of Cleaning, Reconstruction and Repair Cost (the “Bluebook”) and Bluebook Estimating Software Technology (“B.E.S.T.”) for over 38 years.

Basis of presentation

For accounting purposes, the transaction has been treated as a purchase acquisition of the Company by Bluebook International and as a recapitalization of Bluebook International. The historical financial statements prior to the acquisition are those of sole proprietorship and became those of Bluebook International. In the recapitalization, historical stockholders’ equity of Bluebook International prior to the merger were retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Accumulated deficit of the Company is reversed to paid-in capital. Basic earnings (loss) per share prior to the merger were restated to reflect the number of equivalent shares issued to Bluebook International stockholders. This transaction has been included in these financial statements as if the transaction was effective as of January 1, 2000.

The consolidated financial statements include the accounts of The Bluebook International Holding Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated.

Business activity

Until September 15, 2001, the Company was in a development stage. After September 15, 2001 when it was acquired, the principal business of the Company has been developing and selling The Bluebook and B.E.S.T.. The Bluebook is a book in the form of both a desk and pocket size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T. is a software format of The Bluebook which allows subscribers the option to retrieve The Bluebook data and calculate the cost to clean, reconstruct or repair, then file claims electronically. Currently the Company is developing B.E.S.T. Net ™ and B.E.S.T. Central ™, web-based cost estimation and claims management software.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss from operations of $1,985,185 and a negative cash flow from operations of $831,050 for the year ended December 31, 2004, and has a working capital deficiency of $92,850 and an accumulated deficit of $8,995,867 as of December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company will incur additional software development costs associated with implementation and deployment of its software and additional improvements and enhancements to its technology during the course of its business. Although we expect the customer to reimburse costs associated with the delivery of our software solutions, in some cases, the terms of reimbursement may be included as part of the product per transaction fee, monthly payment, at terms extended up to 120 days or may be included as part of the sale of the software. With respect to our B.E.S.T.Central, B.E.S.T.Net and InsureBASE software solutions, we expect customers to reimburse costs associated with integration of these software solutions with the customer’s current hardware installed, software customization, deployment of architecture plans, and outside third party consulting services provided. In addition, we expect our customers to reimburse integration and setup fees associated with a large scale deployment of B.E.S.T.7.5. If we exceed our current development and sales efforts of InsureBASE, B.E.S.T.Net and B.E.S.T.Central, or if we meet our projected sales targets of B.E.S.T. and Insure to Value, we believe we will have sufficient working capital from these sales to fund operations going forward. However, if these sales are delayed or fall short of our expectations, we will need to raise additional capital to meet this shortfall. If we were not successful in raising sufficient additional working capital, we may need to reduce operating expenses through reductions in sales and development personnel and take other steps to restructure our operations. Although we do not expect to incur a significant adverse impact on sales and development of THE BLUEBOOK and estimating software solutions, current products and services, our development of additional products and other services would likely be adversely affected or suspended altogether from such cost reductions.

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

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107 “Disclosure about Fair Value of Financial Instruments” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale of liquidation. The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities and notes payable as of December 31, 2004 approximates their respective fair values due to the demand or short-term nature of those instruments.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method of depreciation over estimated useful lives of the related assets ranging from 3 to 7 years.

Program development costs

Program development costs consists of costs to refine and test software masters, user documentation and training manuals for software products to be sold. These development costs encompasses most of our products but the most significant costs unamortized at December 31, 2004 are for new Internet based products. Our design costs have been expensed. The Company hired outside consultants to do much of the coding and testing in the products development. Capitalized costs, however, include only (1) external direct costs of material and services test and refine the software masters, and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the completion of the projects coding, testing and preparation of user information. Capitalization of such costs ceases no later than the point at which the project is available for general release to customer. The Company will begin amortizing the new products in 2005.

Product development cost are amortized using the straight-line method over the expected life of the product (which ranges from three to five years) the Company believes this method will best reflect the matching of amortization with revenues. Reliable estimates of total revenue have not been made. However, the Company expects to determine a more reliable estimate of revenue as sales begin and will use the greater of the straight-line method or the estimated sales method for amortization.

Research and development costs, and other computer software maintenance and improvement costs related to software development are expensed as incurred.

The carrying value of software and program development costs is reviewed regularly by the Company to determine if there has been an impairment loss that needs to be recognized.

Intangible assets

Intangible assets consist of customers list, graphic arts and other. Graphic arts and other are amortized over the estimated useful life of 5 years. Customer list is amortized over the estimated useful life of 10 years.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Loss per common share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company has a loss, basic and diluted loss per share amounts are the same.

Revenue recognition

The Company’s revenues are from the sale of books, software, and Internet based solutions. The book is a codification of the Company most recent information database. Revenue is recorded when the book is shipped.

The Company licenses its software, used in making cost estimates for residential and light construction. Revenue from the sale of software licenses is amortized over the estimated time period until the next new version is available. Sales prices and the amortization period of new sales revenues decrease during the software’s life cycle. At December 31, 2004 the Company has determined the life cycle of its current version is nearing completion and a new version will be introduced in 2005. Revenues from these outstanding licenses will be amortized over the next 6 months for older licenses. For licenses sold during the year, the revenue will be amortized over the life of the older product and the life of the new product, as substantial amount of the purchase price will be applied to a license for the new product. When the Company discontinues the support of a version it requires a new license fee to be paid to obtain the latest version of the software and of their database and any updates.

The original license fee for a version includes a maintenance fee for the first year. Maintenance includes updates to the database and updates of the software. Based on the Company estimates of the relative fair value of the software and maintenance including in the license, including the related cost of software updates and database maintenance, the Company has estimated between 20% to 25% of the first year’s license fee is allocated to the maintenance contract and amortized over the 12 months. Purchaser of the software license can buy maintenance and update fees for the second and future years for a fee as determined yearly, by the company for single users and on a negotiated basis for multi users. Generally this fee is between 20%-25% of the original license fee and is amortized over the maintenance period, usually one year.

The Company’s other products are Internet based services and prices are determined on a case-by-case basis. This revenue is recorded for the services as rendered.

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

Recent financial accounting standards

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 in 2003 did not have a significant effect on the Company's financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the third quarter of 2005. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company's financial statement presentation or disclosures.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Dependency on key management

The future success or failure of the Company is dependent primarily upon the efforts of Mark A. Josipovich and Daniel T. Josipovich, two of the Company’s principal founders. The Company has insurance covering such officers’ liability and term life insurance. The Company has entered into two-year employment contracts with the key officers of the Company (see note 9).

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist principally of cash and receivables. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash. The Company’s trade receivables are due from a broad customer base and each individual receivable amount constitutes a relatively small value.

Reclassifications

Certain amounts from the prior years have been reclassified to conform with current year presentation.

2.     Restatement

The Company reviewed its capitalized Program Development Cost related to its BestNet™ and BestCentral™ software products that were capitalized during 2002 to 2004. The Company determined that some of these costs previously capitalized did not meet the requirements for capitalization as they were incurred before the software product had reached technological feasibility as required by S.F.A.S. No. 86, as the prototype was not tested until February 2003. This fact was not known at the time of capitalization, and upon a closer review, the changes have been accounted for as a restatement of the prior periods. The effect of this restatement in 2003 and prior consolidated financial statements is as follows:

	As previously reported December 31, 2002	Restated	As previously reported December 31, 2003	Restated
Program development costs	$3,156,856	$385,431	$3,777,200	$602,130
Net loss	1,003,938	3,775,365	1,560,129	1,963,771
Accumulated deficit	1,591,151	4,362,578	3,151,280	6,326,349

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
3.     Property and equipment

Property and equipment consists of the following as of December 31, 2004:

2004
Furniture	$43,714
Office equipment	212,021
255,735
Less accumulated depreciation	189,826
$65,909

Depreciation expense charged to operations in 2004 and 2003 was $41,280 and $49,657, respectively.

4.     Program development costs

Program development costs consist of the following as of December 31, 2004:

2004
Developed software	$620,349
Software in development	583,586
1,203,935
Less accumulated amortization	513,358
$690,577

Amortization of program development costs charged to operations in 2004 and 2003 was $89,599 and $188,841 respectively. As of December 31, 2004, program development costs consist primarily of the Company’s investments in B.E.S.T.7.5, B.E.S.TNet and B.E.S.T.Central. B.E.S.T.Net and B.E.S.T.Central which are expected to be placed in service during 2005. The following is a schedule by years of future minimum amortization of programming costs as of December 31, 2004:

Year Ending December 31,	Amount
2005	$148,040
2006	177,796
2007	145,896
2008	145,896
2009	72,948
Total	$690,576

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

5.     Intangible assets

Intangible assets consist of the following as of December 31, 2004 and 2003:

2004
Graphic arts & other	$39,712
Customer list	5,010
44,722
Less accumulated amortization	29,078
$15,644

Amortization of intangibles charged to operations in 2004 and 2003 was $9,241 and $9,405, respectively. The following is a schedule by years of future minimum amortization of intangible assets as of December 31, 2004:

Year Ending December 31,	Amount

2005	$7,045
2006	5,548
2007	1,098
2008	501
2009 and after	1,452

Total	$15,644

6.     Capital Stock Transactions

On April 24, 2003, Cotelligent, Inc. filed a demand for arbitration against Bluebook in Case No. 731310018503 ARC, asserting a claim for breach of contract arising out of a consulting services agreement between Cotelligent and Bluebook. Bluebook filed cross-claims on May 29, 2003. Effective as of May 3, 2004, Bluebook and Cotelligent agreed to a mutual settlement of the entire arbitration pursuant to a Settlement Agreement. Under the terms of the Settlement Agreement, Cotelligent converted all of its approximately 5.3 million shares of Bluebook Series C Preferred Stock into shares of Bluebook common stock on a one-for-one basis. These shares represent 265,835 shares of the Company’s common stock, which amount has been retroactively restated to reflect the 1 for 20 reverse stock split declared on November 17, 2004.

In September 2004, the Company issued 57,775 Rule 144 shares of the Company’s common stock as settlement of $83,930 debt to certain consultants and employees. In September 2004 the Company issued 10,000 Rule 144 shares of the Company’s common stock as a partial payment to a $30,000 loan from a related party (See Note 8). The Company also issued 3,000 Rule 144 shares of common stock in connection with the settlement of outstanding litigation.

In October 2004, the Company increased its number of authorized shares of common stock from 50,000,000 to 150,000,000 shares.

During 2004, the Company issued 2,773,333 shares of common stock upon conversion of 2,050 shares of Series B Convertible Preferred Stock, being all of the outstanding shares of Series B Convertible Preferred Stock. The preferred shares were converted to common stock at a discount of 25% of the market price at the date of conversion, resulting in a $684,333 beneficial conversion feature, which has been reflected as a dividend distribution in the accompanying financial statements.

During 2004, the Company also settled $1,040,874 of debts owed to certain members of the Company's management and stockholders through the issuance of 1,387,833 shares of Rule 144 common stock. The shares were issued at a discount of 25% of the market price at the date of conversion, resulting in an additional of compensation expense of  $364,954, which has been reflected in the accompanying financial statements.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

On November 17, 2004, the Company effected a one-for-twenty reverse stock split. All share and per share amounts have been retro-actively restated as if the reverse split occurred as of the beginning of the period.

On November 19, 2004, the Company issued to accredited investors, pursuant to a Securities Purchase Agreement, 2,131,033 shares of common stock of the Company and warrants to purchase an aggregate of 426,206 shares of common stock for an aggregate consideration of $1,902,585. The warrants issued to the accredited investors have an exercise price of $1.31 per share and are exercisable immediately. In addition, the Company issued a warrant to purchase 170,482 shares of common stock to the placement agent for the transactions contemplated by the Securities Purchase Agreement. The warrant issued to the placement agent has a term of five years and an exercise price of $1.15 per share and is exercisable immediately. As of December 31, 2004 none of these warrants were exercised.

Following this sale, the Company issued a total of 418,074 shares of common stock to a creditor of the Company in settlement of debts totaling $438,978 pursuant to a Convertible Promissory Note issued by the Company in August 2004; issued a total of 10,000 shares of common stock to another creditor of the Company in settlement of debts totaling $10,000 pursuant to a Share Purchase Agreement dated November 8, 2004; and issued a total of 306,667 shares of common stock to a consultant to the Company for consulting services rendered.

7.     Income taxes

As of December 31, 2004, the Company had Federal net operating loss carryforwards of approximately $6,500,000 expiring in various years through 2024, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods

Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of a portion of the Company's federal net operating loss carryforwards may be limited as a result of changes in stock ownership in prior fiscal years.

The Company’s net deferred tax assets (using a federal corporate income rate of 34%) consist of the following at December 31, 2004:
2004

Benefit of operating loss carryforward	$2,210,000
Increase in valuation allowance	(2,210,000)
Net deferred tax asset	$—

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at December 31, 2004 and 2003. The provision for income taxes using the statutory federal income tax rate as compared to the Company's effective tax rate is summarized below:

	December 31,
	2004	2003
Tax expense (benefit) at statutory rate	(34%)	(34%)
Adjustments to change in valuation allowance	34%	34%
	—	—

8.     Related party transactions

The amount due to stockholders and related parties consists of accrued salaries and consulting fees payable to our president and chief executive officer, Mark Josipovich, our chief operating officer, Daniel T. Josipovich, and relatives of the president and chief operating officer of the Company.

Effective as of January 1, 2002, Bluebook International entered into a consulting agreement with Daniel E. Josipovich, father of the Company’s executive officers Mark A. Josipovich and Daniel T. Josipovich, for a term of two years with an automatic extension of successive two-year periods. Aggregate fees paid or payable to Daniel E. Josipovich, for consulting services and related expenses during the years ended December 31, 2004 and 2003, were $150,000 and $150,000, respectively. The Company believes that the services rendered by Daniel E. Josipovich, were on terms no more favorable than those with unrelated parties.

As part of the Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, the Company is obligated to pay a royalty to Daniel E. and Dorothy Josipovich in the amount of 6% of net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by the Company, less any returns, rebates, discounts, allowances, rejections and credits, and less the actual out-of-pocket costs and expenses incurred, except depreciation, reserves, taxes, interest and extraordinary expenses. As of December 31, 2004 and 2003, under the above definition, the Company has negative net revenue; therefore no royalty expenses were accrued.

During 2004 the Company issued 2,773,333 shares of common stock upon conversion of 2,050 shares of Series B Convertible Preferred Stock. The Company also settled $1,040,874 of debts owed to certain members of the Company's management and stockholders through the issuance of 1,387,833 shares of Rule 144 common stock. The difference between the market price at the date of the conversion and the conversion price for the debt settlement of $364,953 was reflected as compensation costs in the accompanying statement of operations, while the Series B conversion was recorded as a dividend distribution of $684,333 in the accompanying statement of stockholder's equity.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
9.  Commitments and contingencies

Operating leases

The Company leases office space and certain office equipment under non-cancelable operating leases expiring through January 2007. Total rental expense for the leases for the years ended December 31, 2004 and 2003 was $41,093 and $64,440, respectively. The following is a schedule by years of future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004.

Year Ending December 31,	Amount

2005	$79,262
2006	25,363
2007	2,094
Total	$106,719

Employment agreements

In September 2001, Bluebook International entered into employment agreements with Mark A. Josipovich and Daniel T. Josipovich for a term of two years with an automatic extension of successive one-year periods. Effective October 1, 2001 the Company assumed these agreements and expanded the services to include each person’s executive position. Under these agreements, Mark A. Josipovich is employed as the Chief Executive Officer, President, and Secretary, and Daniel T. Josipovich is employed as the Chief Operating Officer, each with an annual salary of $180,000, plus health insurance benefits, term life insurance benefits and the right to participate in any future employee stock option, retirement, profit sharing or other benefit plans offered in the future to similarly situated employees. The employment agreements also contain indemnification and confidentiality provisions. The agreements also provide that we should reimburse the employee for all reasonable and necessary expenses incurred on our behalf. In the event of termination without cause by Mark A. Josipovich or Daniel T. Josipovich or termination with cause by us, the Mark A. Josipovich and Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination. In the event of termination with cause by Mark A. Josipovich or Daniel T. Josipovich or termination without cause by us, Mark A. Josipovich or Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination and total amount of annual salary from the date of termination until the end of the term of the employment agreements.

Litigation

As of April 12, 2005, we are not subject to any pending legal proceedings that would be deemed material to our business. From time to time, we may be subject to certain routine litigation that is incidental to our business.

On February 3, 2003, Bluebook was named a defendant in Morris Diamond, et al. v. The Bluebook International Holding Company, New York Supreme Court, Monroe County Case No. 1204/03. The Diamond case was recently settled by the Company and the plaintiffs. In the Diamond case, plaintiffs alleged that Bluebook wrongfully withheld the issuance and delivery of plaintiffs’ shares of Bluebook common stock, thereby damaging plaintiffs in the loss of the value of their Bluebook stock. On November 10, 2004, the Company and the plaintiffs entered into a settlement agreement pursuant to which all parties agreed to a general release of their claims and the Company agreed to pay $64,120 and issue 3,000 shares of common stock to certain of the plaintiffs.

On April 24, 2003, Cotelligent, Inc. filed a demand for arbitration against Bluebook in Case No. 731310018503 ARC, asserting a claim for breach of contract arising out of a consulting services agreement between Cotelligent and Bluebook. Bluebook filed cross-claims on May 29, 2003. Effective as of May 3, 2004, Bluebook and Cotelligent agreed to a mutual settlement of the entire arbitration pursuant to a Settlement Agreement. Under the terms of the Settlement Agreement, Cotelligent converted all of its approximately 5.3 million shares of Bluebook Series C Preferred Stock into shares of Bluebook common stock on a one-for-one basis. These shares represent 265,835 shares of the Company’s common stock, which amount has been retroactively restated to reflect the 1 for 20 reverse stock split declared on November 17, 2004. In addition, Cotelligent agreed to deliver source code developed by Cotelligent for Bluebook pursuant to the consulting services agreement.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

10.  Legal fee payable

On January 19, 2005, the Company entered into an agreement to settle certain outstanding legal costs for $415,000. Upon settlement, the Company paid $50,000, with the remainder payable commencing May 19, 2005 in monthly installments of $5,000 until the obligation has been paid in full. However, upon the next equity financing event equal to at least $3 million, the Company shall pay $300,000 within five business days of the closing of the transaction and receipt of the proceeds. Should the Company raise less than $3 million, the Company shall pay ten percent of the proceeds of the transactions.