Form 10QSB
period 2005-03-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2005-05-23
CIK 1126577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

            (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
                 (Name of small business issuer in its charter)

           DELAWARE                                      98-0215787
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                          21098 BAKE PARKWAY, SUITE 100
                       LAKE FOREST, CALIFORNIA 92630-2163
                    (Address of principal executive offices)

                    Issuer's telephone Number: (949) 470-9534

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 2005, the issuer had 8,760,221 outstanding shares of Common Stock, par value $.0001 per share.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION


Item 1. Condensed Financial Statements......................................   1

Item 2. Management's Discussion and Analysis or Plan of Operation...........   8

Item 3. Controls and Procedures.............................................  14

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings...................................................  15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........  15

Item 3. Defaults Upon Senior Securities.....................................  15

Item 4. Submission of Matters to a Vote of Security Holders.................  15

Item 5. Other Information...................................................  15

Item 6. Exhibits and Reports on Form 8-K....................................  15


SIGNATURES..................................................................  16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2005            2004
                                                                               (unaudited)
                                                                              ------------    ------------

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                $    516,595    $  1,534,313
     Accounts receivable, net of allowance for doubtful accounts of $4,600
        as of March 31, 2005 and December 31, 2004                                  12,059           6,417
     Inventory                                                                      23,523              --
     Prepaid expenses and other                                                     44,875          34,500
                                                                              ------------    ------------
     Total current assets                                                          597,052       1,575,230
                                                                              ------------    ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $200,415 and $190,408 in 2005 and 2004, respectively                        97,039          65,909
                                                                              ------------    ------------

OTHER ASSETS
  Program development costs, net of accumulated amortization
     of $526,542 and $513,358, in 2005 and 2004, respectively                      729,656         690,577
  Intangible assets, net of accumulated amortization
     of $30,864 and $29,078, in 2005 and 2004, respectively                         13,858          15,644
  Other assets                                                                       5,296           5,296
                                                                              ------------    ------------

     Total other assets                                                            748,810         711,517
                                                                              ------------    ------------

     TOTAL ASSETS                                                             $  1,442,901    $  2,352,656
                                                                              ============    ============

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                                                         MARCH 31,      DECEMBER 31,
                                                                                           2005             2004
                                                                                        (unaudited)
                                                                                       ------------     ------------

                   LIABILITIES AND CURRENT STOCKHOLDERS EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                             $    577,985     $    654,753
     Legal fee payable                                                                      365,000          415,000
     Obligation under capital lease - current portion                                        17,518               --
     Due to stockholders and related parties                                                183,922          318,068
     Deferred revenue                                                                       131,425          165,259
     Notes payable                                                                          115,000          115,000
                                                                                       ------------     ------------

     Total current liabilities                                                            1,390,850        1,668,080
                                                                                       ------------     ------------

LONG TERM LIABILITIES

     Obligation under capital lease                                                          18,588               --

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
     Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
          authorized, 2,050 shares issued and outstanding                                        --               --
     Common Stock, $.0001 par value; 150,000,000 shares authorized;
         8,760,221 and 8,760,221 shares issued and outstanding as of March 31, 2005
         and December 31, 2004, respectively                                                    875              875
     Additional paid in capital                                                           9,679,568        9,679,568
     Accumulated deficit                                                                 (9,646,979)      (8,995,867)
                                                                                       ------------     ------------

     Total stockholders' equity                                                              33,464          684,577
                                                                                       ------------     ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  1,442,902     $  2,352,657
                                                                                       ============     ============

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        FOR THE THREE MONTHS ENDED
                                                             MARCH 31, 2005
                                                          2005             2004
                                                                        (restated)
                                                      ------------     ------------
SALES, net                                            $    169,725     $    217,559
                                                      ------------     ------------

OPERATING EXPENSES
      Selling, general and administrative expenses         788,504          341,055
      Program and Development Costs                             --           97,729
      Depreciation and amortization expenses                24,977           69,480
                                                      ------------     ------------
      Total Operating Expenses                             813,481          508,264
                                                      ------------     ------------

LOSS FROM OPERATIONS                                       643,756          290,705

OTHER EXPENSE
      Interest expense                                       6,556            6,796
                                                      ------------     ------------

LOSS BEFORE INCOME TAXES                                  (650,312)        (297,501)

INCOME TAX EXPENSE                                             800              800
                                                      ------------     ------------

NET LOSS                                              $   (651,112)    $   (298,301)
                                                      ============     ============

Weighted average number of shares of
      common stock outstanding, basic and diluted        8,760,221        1,436,671
                                                      ============     ============

Loss per share, basic and diluted                     $      (0.07)    $      (0.21)
                                                      ============     ============

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      FOR THE THREE MONTHS ENDED
                                                                            MARCH 31, 2005
                                                                         2005             2004
                                                                                       (restated)
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $   (651,112)    $   (298,301)
     Adjustment to reconcile net loss to net cash used in
        operating activities

           Depreciation and amortization                                   24,977           69,480
           Changes in operating assets and liabilities:

              Increase in Accounts receivable                              (5,642)            (238)

              Increase in Inventory                                       (23,523)              --

              Increase in Prepaid expenses and other                      (10,375)          (1,500)
              (Decrease) increase in Accounts payable and accrued
              expenses                                                    (76,768)         137,004

              Decrease in Legal fee payable                               (50,000)              --
              (Decrease) increase in Due to stockholders and
              related party                                              (134,146)         143,450

              Decrease in Deferred revenue                                (33,834)         (72,664)
                                                                     ------------     ------------
     NET CASH USED IN OPERATING ACTIVITIES
                                                                         (960,423)         (22,769)
                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                    (2,536)              --

     Program development costs                                            (52,264)         (34,147)
                                                                     ------------     ------------
     NET CASH USED IN INVESTING ACTIVITIES
                                                                          (54,800)         (34,147)
                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Payment of obligation under capital lease                             (2,495)              --

     Note payable due to related parties, net of repayment                     --           40,000
                                                                     ------------     ------------

     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (2,495)          40,000
                                                                     ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,017,718)         (16,916)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                      1,534,313           44,831
                                                                     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                         $    516,595     $     27,915
                                                                     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                     $      4,056     $      6,796
                                                                     ============     ============
        Taxes                                                        $      5,002     $         --
                                                                     ============     ============
     Non-cash Investing and Financing Activities
        Acquisition of equipment through capital lease obligation    $     38,600     $         --
                                                                     ============     ============

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2005

1.    BASIS OF PRESENTATION

      The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of The Bluebook International Holding Company (Bluebook or the Company), contains all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2005, the results of operations, and cash flows for the three months ended March 31, 2005 and 2004. The balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

      Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on April 15, 2005.

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

      The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

      Going concern

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss from operations of $651,112 and a negative cash flow from operations of $960,423 for the three months ended March 31, 2005 and has a net working capital deficiency of $793,798 and an accumulated deficit of $9,646,979. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or debt, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

      The Company's operating cash flows for the three months ended March 31, 2005 were funded primarily through operations and cash existing at December 31, 2004. The Company believes it has sufficient cash to meet its immediate working capital requirements while additional operations and development funds are sought from loans from officers or principal stockholders of the Company, third party financing and further reducing overhead relating to software solutions now finished in development.

      The Company has recently taken steps to improve liquidity, including seeking additional funding and deferment of a portion of its Chief Operating Officer's salary and certain consulting fees paid to a related party. If it is not successful in raising additional capital, it will further reduce operating expenses through headcount reductions in restructurings and modify its business model and strategy to accommodate licensing of its technology and databases. Further, the Company would continue sales of THE BLUEBOOK and B.E.S.T. software solutions and newer InsureBASE and Insured to Value software solutions. The Company does not expect any significant impact on its sales of THE BLUEBOOK, B.E.S.T. 7.5 and InsureBASE software solutions from such restructurings; however, they may adversely affect the development of any new software solutions.

      Recent financial accounting standards

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the third quarter of 2005. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions", to require that exchanges of non-monetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Non-monetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for non-monetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into non-monetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company's financial statement presentation or disclosures.

      Business Activities

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

      The Company has recently completed its development of the InsureBase and Insured to Value Solutions. These systems are designed to assist the insurance carrier in calculating premiums for homeowners insurance and identifying and verifying premiums with existing policyholders for residential properties located in the United States. The Company recently began its marketing of these solutions and has recently sold its second contract for InsureBASE and continues project work. The Company has also recently integrated its solution with Xdimentional technologies where it will be made available to as many as one thousand Insurance Agents for use. The Company continues to work with many prospects in its sales pipeline.

      Although the development of the Company's B.E.S.T.Net solution is substantially complete, the Company is currently working on the completion of B.E.S.T.Central and the tie-in or interface between B.E.S.T.Net and B.E.S.T.Central as well as the integration of B.E.S.T.7. into B.E.S.T.Central.

      Loss per Common Share

      Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three month periods, ended March 31, 2005 and 2004, basic and diluted loss per share are the same.

2.    RELATED PARTY TRANSACTIONS

      The amount due to stockholders and related parties was $183,922 as of March 31, 2005 and $318,068 as of December 31, 2004. The amount due to stockholders as of March 31, 2005 consists of accrued salaries and consulting fees payable to our President and Chief Executive Officer, Mark Josipovich, our Chief Operating Officer, Dan Josipovich, and relatives of the President and Chief Operating Officer of the Company. During the three months ended March 31, 2005 and 2004, the Company incurred consulting fees of $37,500 that were accrued to relatives of the president and chief operating officer of the Company.

3.    COMMITMENTS AND CONTINGENCIES

      Operating lease

      The Company leases office space, certain office equipment and a vehicle under non-cancelable operating leases expiring through January 2006. Total rental expense for the leases for the three months ended March 31, 2005 and 2004 was $18,984 and $22,513, respectively. The future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2005 was $37,473.

      Capital lease

      The Company leases certain equipment under a capital lease with monthly payments of $2,094 per month, including interest at 26.75% per annum. At March 31, 2005, monthly payments under these leases aggregated $4,188.

      Included in property and equipment was $38,600 of equipment under a capital lease at March 31, 2005. Included in accumulated depreciation was accumulated amortization of assets under a capital lease of $1,287 at March 31, 2005.

      Litigation

      As a general matter, we are subject to various legal proceedings, claims, and litigation that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

4.    NOTE PAYABLE

      On March 31, 2004, the Company entered into a loan agreement for $120,000, of which $115,000 was outstanding as of March 31, 2005. The loan bears interest at the rate of 10% per annum, and is due June 30, 2005. The loan is secured by the Company's accounts receivable, tax refunds, deposit accounts, and cash and cash equivalents. If the collateral securing the loan is insufficient, the loan is also secured by the shares of the Company's common stock held by Mark A. Josipovich, our Chairman of the Board, Chief Executive Officer, President, and Treasurer. The loan requires that the Company comply with certain covenants, including preserving our corporate existence, maintaining all rights and permits, complying with all applicable laws, and maintaining our properties.

5.    RESTATEMENT

      The Company reviewed its capitalized Program Development Cost related to its B.E.S.T.Net(TM) and B.E.S.T.Central(TM) software products that were capitalized from 2002 to 2004. The Company determined that some of these costs previously capitalized did not meet the requirements for capitalization as they were incurred before the software product had reached technological feasibility as required by S.F.A.S. No. 86, as the prototype was not tested until February 2003. This fact was not known at the time of capitalization, and upon a closer review, the changes have been accounted for as a restatement of the prior periods. The effect of this restatement on the March 31, 2004 financial statements is as follows:

                                       As previously reported   Restated
                                           March 31, 2004

      Program development costs             $  3,852,180      $    579,381
      Net loss                              $    126,101      $    298,301
      Accumulated deficit                   $  3,277,381      $  6,624,650

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements referred to in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources and additional financings, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Overview

      We provide proprietary data, software solutions and services that help automate, integrate, manage and quicken the underwriting and claims process. Our underwriting solutions with integrated Bluebook and provider data, provide for validation and automation of structure replacement costs for quoting and validating homeowner insurance premiums in significantly less time and costs than is common today. These products give insurance writers greater automation and extend premium quoting and policy fulfillment through new and existing channels (e.g., banks, mortgage companies, agents, etc.). This allows them to more easily and cost efficiently reach consumers who need insurance and maintain accurate premiums for those who are already insured.

      Our claims solutions deliver paperless claims information to insurance personnel and directly to the outside service vendors (e.g., contractors, inspectors, adjusters, repair professionals, among others) through our integrated software solutions. Our claims solutions provide the insurance carrier with the ability to electronically track and manage claims from the first report through its completion.

Sources of Revenue

      We generate revenue by sales of THE BLUEBOOK handbook and software estimating solutions. We also generate revenue each time a claim or underwriting (premium replacement cost) transaction is processed through our software solutions. We provide our own replacement cost data and also integrate data provided by vendors in order to provide additional services or automation that is often requested as part of the underwriting process (e.g., homeowner related hazard data, credit, general public data). When outside data sources are utilized, we are obligated to share our revenues with these vendors as well as with our larger distribution channel partners, which reduces the percentage of revenues we collect from each sale. We plan to increase the number of transactions that are processed through our software solutions and data sales by integrating our software solution into large distribution channels and direct to insurance carrier and agency management systems.

Outlook for Our Business

      Our revenue growth has been and will continue to be dependent on our ability to increase the number of licenses that are sold and transactions that are processed through our software solutions and our ability to expand the data solutions and services we provide to the insurance, banking and mortgage industries.

      We have recently added six new sales and marketing professionals, signed and resigned recent contracts with insurance carriers, integrated our solutions with a widely used agency management solution, and completed a joint revenue and share agreement for InsureBASE with the First American Real Estate Solutions Company (FAF: NYSE) further validating the InsureBASE product line.

      In addition, we have automated much of our data aggregation process through the development of DataCentral. This product allows us to significantly reduce the amount of manual effort and costs typically associated with collecting and maintaining the property replacement database by automating many of the processes. We enhanced the size of the InsureBASE property database to nearly 70 million accessible records by combining Bluebook data with access to external data providers through our solutions. We continue to work with several other national data providers and distributors for joint distribution opportunities within the insurance, mortgage and banking industries.

      We believe this strategy of centralizing, automating and bringing online the full capabilities of our data and integrating it with our InsureBASE, Insure to Value and claim solutions will greatly expand our markets and significantly lower our total cost of delivery. We believe our Internet deliverable and accessible solutions will allow customers easier and more immediate access to replacement cost information.

      We believe our online solutions will increase recurring revenue numbers as we provide clients the means to maintain current property replacement cost values consistent with economic change. Our ability to continue this growth will depend on our ability to sell our technologies and data to insurance carriers, banking, mortgage and repair professionals including larger distribution networks and joint license partners who are expected to resell our services.

Operating Expenses

      Our personnel expenses are our largest expense and consist of salaries, commissions, benefit plans and other payroll related costs. Our consultants and personnel increased from 11 to 21 during the first quarter of 2005. We intend to hire additional personnel primarily in the areas of sales and marketing, administrative and development to support our anticipated growth and to acquire additional market share and penetration. For the quarter ending March 31, 2005, we expensed all development costs as improvements to existing technology.

Program Development Costs

      Program development costs consist of salaries and other costs of employment of our development staff as well as outside contractors. No expenses were incurred in the first quarter ended March 31, 2005. We plan to increase the number of personnel and consultants who are working to enhance and fully integrate our claims and underwriting software solutions in order to provide increased deliverability and simplified access to our current technology. We expect this increase in personnel and consultants will result in an increase in our development expenses. We estimate that we will generate meaningful revenue from our research and development efforts relating to our claims and underwriting software solutions in the second half of 2005.

Results of Operation

Comparison of three months ended March 31, 2005 to three months ended March 31, 2004

      Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software products and the Bluebook handbook. Net revenues for the three months ended March 31, 2005 were $169,725, a decrease of $47,834 or 22% compared with net revenues of $217,559 for the three months ended March 31, 2004. Revenue from sales of THE BLUEBOOK handbook were $58,698 for the three months ended March 31, 2005 as compared to $37,671 for the three months ended March 31, 2004, an increase of $21,027 or 56%. Revenue from sales of the B.E.S.T software products were $65,295 for the three months ended March 31, 2005 as compared to $92,898 for the three months ended March 31, 2004, a decrease of $27,603 or 29%. This decrease was a result of customers waiting for the new B.E.S.T. 7.5 version software released in the second quarter of 2005. Total transaction volume including paid, pilot programs and demo accounts for prospective customers, rose to over 52,000 for the first quarter from 9,860 for the quarter ending December 31, 2004. Net revenues increased $49,143 or 40% from the fourth quarter ended December 31, 2004 to the first quarter ended March 31, 2005.

      Historically, sales of THE BLUEBOOK handbook and our B.E.S.T. estimating software were the principal sources of our revenues. However, we expect revenues from our new software solutions, Insure to Value, InsureBASE, B.E.S.T.Net and B.E.S.T.Central, to become the principal sources of our total revenue.

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

      Operating Expenses. Selling, general and administrative expenses for the three months ended March 31, 2005 were $788,504, an increase of $447,449 or 131% compared to $341,055 for the three months ended March 31, 2004. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in marketing and sales, corporate executives, professional fees, corporate legal expenses, other corporate expenses and facilities expenses. We had unusually high expenses this quarter for costs associated with new hires, infrastructure costs and increased legal and accounting fees associated with required investment related SEC filings. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our strategic partners and existing base of users of our products, including insurance companies, contractors and service providers to the insurance and related industries. As our business plan calls for additional personnel and execution of additional marketing and sales programs, we currently anticipate that selling, general and administrative expenses in fiscal year 2005 will increase.

      Depreciation and amortization was $24,977 for the three months ended March 31, 2005, a decrease of $44,503 or 64% compared to $69,480 for the three months ended March 31, 2004. The decrease was primarily due to a change in the estimated useful life of our B.E.S.T.7 product and some assets have been fully depreciated. Previously, the net book value of B.E.S.T.7 pertaining to the database was amortized over 24 months and the net book value of B.E.S.T.7 pertaining to the technology was amortized over 9 months. In December 2004, the Company decided to change the estimated life of B.E.S.T. 7 such that as of January 1, 2004, the net book value of B.E.S.T.7 pertaining to the database is amortized over 30 months and the net book value of B.E.S.T.7 pertaining to the technology is amortized over 15 months. For the remainder of 2005, we expect our depreciation and amortization to increase as a result of amortization of our software products B.E.S.T.Net and B.E.S.T. Central, which we anticipate will start their depreciable life in the second quarter of 2005.

      Net Loss. We had a net loss of $651,112 for the three months ended March 31, 2005, compared to a net loss of $298,301 for the three months ended March 31, 2004. The increase in net loss is primarily attributable to increased selling, general and administrative expenses.

Liquidity and Capital Resources

      As of March 31, 2005, we had cash of $516,595, a net working capital deficiency of $793,798, and an accumulated deficit of $9,646,979. We have no material commitments for capital expenditures as of March 31, 2005. However, we plan to actively seek additional funding in order to meet our business plan. Our cash requirements for the next twelve months are expected to be approximately $2.59million. We intend to seek outside debt and/or equity financing to supplement anticipated cash from operations. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. Any funds received will primarily be utilized for selling and general administrative expenses and ramping required hardware infrastructure in connection with new customer acquisition. We plan to continue to invest in the development of our products and services in the normal course of business. Upon further funding, the company also plans to hire three new additional experienced sales and administrative executives in the first half of the third quarter and two management executives in the first half of quarter four. We also plan to reduce some company debt obligations.

      As of April 12, 2005, following the Company's debt settlements and the private placement in the fourth quarter of 2004, our total indebtedness was approximately $1.4 million.

      Our 2005 operations and investment activities have been funded primarily through sales and existing cash. Our 2004 operations and investment activities were funded primarily through sales and loans from related and non-related parties.

      Net cash used in operating activities during the three months ended March 31, 2005 and 2004 were $960,423 and $22,769, respectively. The increase in net cash used in operating activities was primarily due to an increase in selling, general and administrative expenses and repayment of amounts due to stockholders and related parties.

      Net cash used in investing activities was $54,800 for the three months ended March 31, 2005 and $34,147 for the three months ended March 31, 2004. The increase in cash used for investing activities was primarily due to cash spent in program development.

      Net cash used in financing activities was $2,495 for the three months ended March 31, 2005 and net cash provided by financing activities was $40,000 for the three months ended March 31, 2004.

      We had a net loss from operations of $651,112 and a negative cash flow from operations of $960,423 for the three months ended March 31, 2005, and had a working capital deficiency of $793,798 and an accumulated deficit of $9,646,979 as of March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

      The Company will incur additional software development costs associated with implementation and deployment of its software and additional improvements and enhancements to its technology during the course of its business.

      Although we expect the customer to reimburse costs associated with the delivery of our software solutions, in some cases, the terms of reimbursement may be included as part of the product per transaction fee, monthly payment, at terms extended up to 120 days or may be included as part of the sale of the software. With respect to our B.E.S.T.Central, B.E.S.T.Net and InsureBASE software solutions, we expect customers to reimburse costs associated with integration of these software solutions with the customer's current hardware installed, software customization, deployment of architecture plans, and outside third party consulting services provided. In addition, we expect our customers to reimburse integration and setup fees associated with a large scale deployment of B.E.S.T.7.5. If we exceed our current development and sales efforts of InsureBASE, B.E.S.T.Net and B.E.S.T.Central, or if we meet our projected sales targets of B.E.S.T. and Insure to Value, and receive anticipated funding, we believe we will have sufficient working capital from these sales and funding to fund operations going forward. However, if these sales are delayed or fall short of our expectations or if we do not receive such funding, we will need to raise additional capital to meet this shortfall. If we are not successful in raising sufficient additional working capital, we may need to reduce operating expenses through reductions in sales and development personnel and take other steps to restructure our operations. Although we do not expect to incur a significant adverse impact on sales and development of THE BLUEBOOK and estimating software solutions, current products and services, our development of additional products and other services would likely be adversely affected or suspended altogether from such cost reductions.

      Our primary short-term needs for capital are our product development efforts, our sales, marketing and administrative activities, working capital associated with increased sales of our software solutions, and capital expenditures relating to maintaining and developing our operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future software solutions gain market acceptance, the extent to which products, solutions or technologies under development are successfully developed, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, the procurement and enforcement of intellectual property rights important to our business, and the results of competition.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its investors.

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

Loan Agreement

      On March 31, 2004, we entered into a loan agreement for $120,000, of which $115,000 was outstanding as of March 31, 2005. The loan bears interest at the rate of 10% per annum, and is due June 30, 2005. The loan is secured by the Company's accounts receivable, tax refunds, deposit accounts, and cash and cash equivalents. If the collateral securing the loan is insufficient, the loan is also secured by the shares of the Company's common stock held by Mark A. Josipovich, our Chairman of the Board, Chief Executive Officer, President, and Treasurer. The loan requires that we comply with certain covenants, including preserving our corporate existence, maintaining all rights and permits, complying with all applicable laws, and maintaining our properties. The Company was in compliance with these covenants as of May 19, 2005.

License of InsureBASE software solution

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

Joint License & Revenue Share Agreement

      On March 25, 2005 we entered into a Joint License and Revenue Share Agreement with First American Real Estate Solutions, L.P. Under the agreement, Bluebook will integrate its InsureBASE product with First American's detailed property records to bring to the insurance, mortgage and real estate industries cost effective Estimated Replacement Cost (or ERC) reports and values for single family residences throughout the United States. First American granted Bluebook a non-exclusive, non-transferable license during the term of the agreement to specified software applications, valuation models, information, images and other services to use in connection with Bluebook's InsureBASE, ERC Values, ERC Reports and leadBASE products. Bluebook granted First American a non-exclusive, non-transferable license during the term of the agreement to sell Bluebook's InsureBASE, ERC Values, ERC Reports and leadBASE products. In consideration for the rights granted under the agreement, each party must pay the greater of either: (a) a royalty fee based on the gross revenue generated from the sales of any of Bluebook's InsureBASE, ERC Values, ERC Reports and LeadBASE products which utilize or incorporate First American's services; or (b) the cumulative monthly total amount of minimum transaction fees. The agreement has an initial term of two years from March 25, 2005 and will automatically renew for additional successive periods of twelve months unless sooner terminated.

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

Revenue Recognition

      Our revenues are from the sale of books, software, and Internet based solutions. The book is a codification of the Company's most recent information database. Revenue is recorded when the book is shipped.

      The Company licenses its software, used in making cost estimates for residential and light construction. Revenue from the sale of software licenses is amortized over the estimated time period until the next new version is available. Sales prices and the amortization period of new sales revenues decrease during the software's life cycle. At March 31, 2005, the Company has determined the life cycle of its current version is nearing completion and a new version will be introduced in 2005. Revenues from these outstanding licenses will be amortized over the next 6 months for older licenses. For licenses sold during the year, the revenue will be amortized over the life of the older product and the life of the new product, as substantial amounts of the purchase price will be applied to a license for the new product. When the Company discontinues the support of a version it requires a new license fee to be paid to obtain the latest version of the software and of their database and any updates.

      The original license fee for a version includes a maintenance fee for the first year. Maintenance includes updates to the database and updates of the software. Based on the Company estimates of the relative fair value of the software and maintenance included in the license, including the related cost of software updates and database maintenance, we have estimated between 20% to 25% of the first year's license fee is allocated to the maintenance contract and amortized over the 12 months. Purchasers of the software license can buy maintenance and update fees for the second and future years for a fee, as determined yearly by the Company for single users and on a negotiated basis for multi users. Generally this fee is between 20%-25% of the original license fee and is amortized over the maintenance period, usually one year.

      Our other products are Internet based services, and prices are determined on a case-by-case basis. This revenue is recorded for the services as rendered.

Program Development Costs

      Program development costs consist of costs to refine and test software masters, user documentation and training manuals for software products to be sold. These development costs encompass most of our products but the most significant costs unamortized at March 31, 2005 are for new Internet based products. Our design costs have been expensed. We hired outside consultants to do much of the coding and testing in the products development. Capitalized costs, however, include only (1) external direct costs of material and services to test and refine the software masters, and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the completion of the projects coding, testing and preparation of user information. Capitalization of such costs ceases no later than the point at which the project is available for general release to customers. We expect to begin amortizing the new products in 2005. For the quarter ending March 31, 2005, we expensed all development as improvements to existing technology.

      Product development cost are amortized using the straight-line method over the expected life of the product (which ranges from three to five years) we believe this method will best reflect the matching of amortization with revenues. Reliable estimates of total revenue have not been made. However, we expect to determine a more reliable estimate of revenue as sales begin and will use the greater of the straight-line method or the estimated sales method for amortization.

      Research and development costs and other computer software maintenance and improvement costs related to software development are expensed as incurred.

      The carrying value of software and program development costs is reviewed regularly to determine if there has been an impairment loss that needs to be recognized.

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions ", to require that exchanges of non-monetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Non-monetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for non-monetary exchanges entered into in fiscal periods beginning after June 15, 2005. We do not routinely enter into non-monetary exchanges. Accordingly, we do not expect that the adoption of SFAS 153 will have a significant effect on our financial statement presentation or disclosures.

Item 3. Controls and Procedures.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

      We are not currently a party to, nor are any of our properties currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Not applicable.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits.

Exhibit
Number                            Description
--------------------------------------------------------------------------------

10.1 Web Services Agreement entered into on March 7, 2005 by and between The Bluebook International, Inc. and Homesite Insurance Company (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on April 1, 2005).

10.2 Joint License & Revenue Share Agreement effective March 25, 2005 between First American Real Estate Solutions, L.P. and The Bluebook International, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31,
            2005).

31.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE BLUEBOOK INTERNATIONAL HOLDING COMPANY


      Dated:   May 23, 2005           By: /s/ Mark A. Josipovich
                                          -----------------------------------
                                          Mark A. Josipovich
                                          President, Chief Executive Officer,
                                          Principal Financial Officer, Principal
                                          Accounting Officer, Treasurer and
                                          Chairman of the Board of Directors