Form 10QSB
period 2005-06-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2005-08-22
CIK 1126577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM __________ TO __________

             COMMISSION FILE NUMBER ________________________________

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
                   ------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                           98-0215787
           --------                                       ------------------
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

Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 19, 2005, the issuer had 8,760,221 outstanding shares of Common Stock, par value $.0001 per share.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                         PART I - FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Financial Statements......................... 1

Item 2.   Management's Discussion and Analysis or Plan of Operation........... 9

Item 3.   Controls and Procedures.............................................17

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........18

Item 3.   Defaults Upon Senior Securities.....................................18

Item 4.   Submission of Matters to a Vote of Security Holders.................18

Item 5.   Other Information...................................................18

Item 6.   Exhibits and Reports on Form 8-K....................................18


SIGNATURES....................................................................19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,   DECEMBER 31,
                                                                              2005         2004
                                                                           (unaudited)
                                                                           ----------   ----------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                               $   51,404   $1,534,313
   Accounts receivable, net of allowance for doubtful accounts of $4,600
    as of June 30, 2005 and December 31, 2004                                 211,658        6,417
   Inventory                                                                   19,392           --
   Prepaid expenses and other                                                  44,875       34,500
                                                                           ----------   ----------

   Total current assets                                                       327,329    1,575,230
                                                                           ----------   ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $210,378 and $190,408 in 2005 and 2004, respectively                     87,077       65,909
                                                                           ----------   ----------

OTHER ASSETS
   Program development costs, net of accumulated amortization
   of $561,182 and $513,358, in 2005 and 2004, respectively                   759,585      690,577
   Intangible assets, net of accumulated amortization
   of $32,614 and $29,078, in 2005 and 2004, respectively                      12,108       15,644
   Other assets                                                                 5,296        5,296
                                                                           ----------   ----------

   Total other assets                                                         776,989      711,517
                                                                           ----------   ----------

   TOTAL ASSETS                                                            $1,191,395   $2,352,656
                                                                           ==========   ==========

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                   2005            2004
                                                                                (unaudited)
                                                                               ------------    ------------
LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
 Accounts payable and accrued expenses                                         $    713,878    $    654,753
 Legal fee payable                                                                  359,000         415,000
 Obligation under capital lease - current portion                                    18,716              --
 Due to stockholders and related parties                                            237,266         318,068
 Deferred revenue                                                                   238,129         165,259
 Note payable, related party                                                        110,000              --
 Notes payable                                                                      115,000         115,000
                                                                               ------------    ------------

 Total current liabilities                                                        1,791,989       1,668,080
                                                                               ------------    ------------

LONG TERM LIABILITIES
 Obligation under capital lease                                                      13,434              --
                                                                               ------------    ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
 Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
   authorized, 2,050 shares issued and outstanding                                       --              --
 Common Stock, $.0001 par value; 150,000,000 shares authorized;
   8,760,221 and 8,760,221 shares issued and outstanding as of June 30, 2005
   and December 31, 2004, respectively                                                  875             875
 Additional paid in capital                                                       9,679,568       9,679,568
 Accumulated deficit                                                            (10,294,471)     (8,995,867)
                                                                               ------------    ------------

 Total stockholders' equity (deficiency)                                           (614,028)        684,576
                                                                               ------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                       $  1,191,395    $  2,352,656
                                                                               ============    ============

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                 --------------------------     --------------------------
                                                      2005           2004           2005           2004
                                                                  Restated                      Restated
                                                  (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                  -----------    -----------    -----------    -----------
SALES, net                                        $   188,098    $   185,561    $   357,823    $   403,120
                                                  -----------    -----------    -----------    -----------

OPERATING EXPENSES
 Selling, general and administrative expenses         781,720        344,891      1,570,224        685,946
 Program and development costs                             --         88,942             --        186,672
 Depreciation and amortization expenses                46,353         32,901         71,330        102,381
                                                  -----------    -----------    -----------    -----------

 Total Operating Expenses                             828,073        466,734      1,641,554        974,999
                                                  -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                                 (639,975)      (281,173)    (1,283,731)      (571,879)

OTHER EXPENSE
 Interest expense                                      (7,517)       (11,202)       (14,073)       (17,998)
                                                  -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                             (647,492)      (292,375)    (1,297,804)      (589,877)

INCOME TAX EXPENSE                                         --             --            800            800
                                                  -----------    -----------    -----------    -----------

NET LOSS                                          $  (647,492)   $  (292,375)   $(1,298,604)   $  (590,677)
                                                  ===========    ===========    ===========    ===========

Weighted average number of shares of
 common stock outstanding, basic and diluted        8,760,261      1,609,025      8,760,261      1,522,848
                                                  ===========    ===========    ===========    ===========

Loss per share, basic and diluted                 $     (0.07)   $     (0.18)   $     (0.15)   $     (0.39)
                                                  ===========    ===========    ===========    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                 2005           2004
                                                                             (unaudited)    (unaudited)
                                                                             -----------    -----------
                                                                                              Restated
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                    $(1,298,604)   $  (590,677)
 Adjustment to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                                                   71,330        102,381
  Changes in operating assets and liabilities:
   (Increase) Decrease in Accounts receivable                                   (205,241)         4,243
   (Increase) in Inventory                                                       (19,392)            --
   (Increase) in Prepaid expenses and other                                      (10,375)       (16,008)
   Increase in Accounts payable and accrued expenses                              59,125        193,164
   (Decrease) in Legal fee payable                                               (56,000)            --
   Increase (Decrease) in Due to stockholders and related party                  (80,802)       274,706
   Increase (Decrease) in Deferred revenue                                        72,870       (116,322)
                                                                             -----------    -----------
 NET CASH USED IN OPERATING ACTIVITIES                                        (1,467,089)      (148,513)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                               (2,537)            --
 Software solution development costs                                            (116,833)       (76,790)
                                                                             -----------    -----------
 NET CASH USED IN INVESTING ACTIVITIES                                          (119,370)       (76,790)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Note payable                                                                         --        120,000
 Note payable due to related party                                               110,000         78,200
 Payments made under a capital lease                                              (6,450)            --
                                                                             -----------    -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                       103,550        198,200
                                                                             -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,482,909)       (27,103)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                             1,534,313         44,831
                                                                             -----------    -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                 $    51,404    $    17,728
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
 Interest                                                                    $     8,573    $    17,498
                                                                             ===========    ===========

 Taxes                                                                       $     5,002    $        --
                                                                             ===========    ===========

 Non-cash Investing and Financing Activity
 Acquisition of equipment through capital lease obligation                   $    38,600    $        --
                                                                             ===========    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2005

1.    BASIS OF PRESENTATION

      The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of The Bluebook International Holding Company (Bluebook or the Company), contains all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the three months and six months ended June 30, 2005 and 2004. The balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

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

      The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

      Going concern

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss of $1,298,604 and a negative cash flow from operations of $1,467,089 for the six months ended June 30, 2005 and has a net working capital deficiency of $1,464,660 and a stockholders' deficiency of $614,028 as of June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or debt, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

      The Company's operating cash flows for the six months ended June 30, 2005 were funded primarily through cash existing at December 31, 2004. The Company believes it has sufficient cash to meet its immediate working capital requirements while additional operations and development funds will be sought from loans from officers or principal stockholders of the Company and third party financing.

      The Company has recently taken steps to improve liquidity, including seeking additional funding and deferment of a portion of the salaries of its Chief Executive Officer's and Chief Operating Officer's, and the consulting fees from a related party. If it is not successful in raising additional capital, it will further reduce operating expenses through headcount reductions in restructurings and modify its business model and strategy to accommodate licensing of its software solutions and databases. Further, the Company will continue sales of THE BLUEBOOK and delivery of the B.E.S.T. 7.5 software solution and newer InsureBASE and Insured to Value software solutions. The Company does not expect any significant impact on its sales of THE BLUEBOOK, B.E.S.T. 7.5 and InsureBASE software solutions from such restructurings; however, they may adversely affect the development of any new software solutions. The Company believes the change in product focus, from delivery of software solutions on disk to the delivery of web-based solutions, will result in future increases in sales over those prior years.

      Recent financial accounting standards

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the first quarter of 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

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

      Business Activities

      The Company was incorporated in Delaware on December 18, 1997. Since the Company's exchange reorganization and merger, effective as of October 1, 2001, the principal business of the Company has been developing and selling THE BLUEBOOK and B.E.S.T. software solutions. THE BLUEBOOK is a book in the form of both a desk and pocket size book containing the information of the average unit costs attendant to the cleaning, reconstruction and repair industries. B.E.S.T. is a software format of THE BLUEBOOK which allows subscribers the option to retrieve THE BLUEBOOK data and calculate the cost to clean, reconstruct or repair, then file claims electronically. In the quarter ended June 30, 2005, the Company began delivery of its B.E.S.T. 7.5 software solution.

      In the quarter ended June 30, 2005, the Company achieved its first delivery of its internet based software solution for business, InsureBASE. In addition, the company completed development of its internet based consumer software solution, Insure to Value. A description of these data solutions follows.

      InsureBASE

      InsureBASE is an automated residential property information solution. Insure BASE is different from other general appraisal software because it provides information in an automated format in the following four categories: replacement cost calculation, assessment and financing history, current market value, as well as information on comparable neighboring properties. InsureBASE provides a replacement cost for a residence within seconds, along with its current market valuation, property characteristics, and an array of neighborhood and other underwriting information. The information untilized by InsureBASE is compiled using THE BLUEBOOK database to estimate the replacement cost of a residential structure less the cost of the land to help insurers and homeowners calculate the replacement cost of a single family structure. The information utilized by InsureBASE is also compiled using the public data records of First American Real Estate Solutions Company (NYSE: FAF) or "First American", with whom we have partnered. The public data records of First American Real Estate Solutions Company include financing history, assessment, current market value and neighborhood comparables. We combine the information provided through First American Real Estate Solutions' public data records with our replacement cost data from the THE BLUEBOOK database to produce a replacement cost calculation for a residential structure excluding the land. This replacement cost calculation is used by insurers, agents, adjusters and others in the insurance industry to valuate a residential structures replacement cost for insurance purposes.

      By automating the entry of data fields (e.g., number of bedrooms, bathrooms, square feet, number of stories, etc.) this system can calculate replacement cost for residential properties throughout the United States. InsureBASE is delivered via the Internet to insurers, adjusters, agents and other related insurance professionals involved in the insurance claims and underwriting process. We believe that this product can minimize underinsurance and reduce liability by insuring residential properties to proper insurance levels covering the insured in the event of a total loss.

      ERC reports and LeadBASE reports are the output reports for the InsureBASE software solution. An ERC value is a field contained in the ETC report. The minimum transaction fee for an ERC value is $1.00. The minimum transaction fee for a LeadBASE report is $5.50. The Company completed development of InsureBASE in November of 2004 and is currently marketing and selling the solution. InsureBASE is sold on a case by case basis and priced based on the same factors discussed above under B.E.S.T.Net and B.E.S.T.Central. Our InsureBASE software solution is currently being marketed. In the three and six months ended June 30, 2005 the Company recognized $53,097 in revenue for the delivery of the InsureBase software solution.

      Insure To Value

      Insure to Value uses the same software and database as InsureBASE, however, it does not include the automation of data fields. Insure to Value can generate a replacement cost, however, the general property information (e.g., number of bedrooms, bathrooms, square feet, number of stories, etc.) has to be entered manually by the user. We began marketing and delivery of the Insure to Value software solution in the third quarter of 2005. Every time a customer uses Insure to Valve, they incur a transaction fee that can range from $15.95 to $19.95.

      B.E.S.T.Net and B.E.S.TCentral

      B.E.S.T.Net and B.E.S.T.Central are web-based cost estimation and claims management software solutions that are designed to assist in the facilitations of insurance claims information in a near paperless environment. Although the development of the Company's B.E.S.T.Net solution is substantially complete, the Company is currently working on the completion of B.E.S.T.Central and the tie-in or interface between B.E.S.T.Net and B.E.S.T.Central as well as the integration of B.E.S.T.7.5 into B.E.S.T.Central.

      Loss per Common Share

      Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three and six month periods ended June 30, 2005 and 2004, basic and diluted loss per share are the same.

2.    RELATED PARTY TRANSACTIONS

      The amount due to stockholders and related parties was $237,266 as of June 30, 2005 and $318,068 as of December 31, 2004. The amount due to stockholders as of June 30, 2005 consists of accrued salaries payable to our President and Chief Executive Officer, Mark Josipovich, our Chief Operating Officer, Dan Josipovich, and accrued consulting fees payable to the father of the President and Chief Operating Officer of the Company. During the six months ended June 30, 2005 and 2004, the Company incurred consulting fees of $75,000 that were accrued to the father of the president and chief operating officer of the Company which are included in selling and general administrative expenses.

      On June 10, 2005 the Company entered into a note payable agreement with the father of the Company's President and Chief Executive Officer in the amount of $110,000 due and payable on September 15, 2005. The note bears an interest rate of eight percent (8%) per annum and the one time payment of a five percent (5%) loan fee equal to $5,500.

3.    COMMITMENTS AND CONTINGENCIES

      Operating lease

      The Company leases office space, certain office equipment and a vehicle under non-cancelable operating leases expiring through January 2006. Total rental expense for the leases for the six months ended June 30, 2005 and 2004 was $34,957 and $32,220 respectively. The future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2005 was $19,200.

      Capital lease

      The Company leases certain equipment under a capital lease with monthly payments of $2,094 per month, including interest at 26.75% per annum. At June 30, 2005, monthly payments under this lease aggregated $10,471.

      Included in property and equipment is $38,600 of equipment under a capital lease at June 30, 2005. Included in accumulated depreciation is accumulated amortization of assets under a capital lease of $3,217 at June 30, 2005.

      Litigation

      On June 23, 2005, plaintiff, Eric Allison, filed a complaint against defendants, Christopher Albrick, The Bluebook International Holding Company and Mark Josipovich, our Chief Executive Officer and Chairman, alleging breach of written contract - promissory note, and foreclosure of security interest securing the promissory note, in the Superior Court of the State of California. Plaintiff is seeking, among other things, damages in an amount not less than $550,000. We are seeking dismissal of these causes of action against Company and Mark Josipovich. The demurrer is based upon the uncontested fact that the promissory note and foreclosure of stock, the causes of action in the law suit, involve only a written promissory note and related written agreement between defendant Christopher Albrick and the plaintiff, and not the Company or Mark Josipovich. While we are unable at this time to predict the outcome of this litigation, as of this date, the Company believes that the claim is baseless and without merit. As of this date, we do not believe that this litigation could reasonably be expected to have a material adverse effect on our business or financial condition.

      As a general matter, we are subject to various legal proceedings, claims, and litigation that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

4.    NOTE PAYABLE

      On March 31, 2004, the Company entered into a loan agreement for $120,000, of which $115,000 was outstanding as of June 30, 2005. The loan bears interest at the rate of 10% per annum, and was due June 30, 2005. The loan is secured by the Company's accounts receivable, tax refunds, deposit accounts, and cash and cash equivalents. If the collateral securing the loan is insufficient, the loan is also secured by the shares of the Company's common stock held by Mark A. Josipovich, our Chairman of the Board, Chief Executive Officer, President, and Treasurer. The loan requires that the Company comply with certain covenants, including preserving our corporate existence, maintaining all rights and permits, complying with all applicable laws, and maintaining our properties used or useful in its business. The Company entered into an extension of the loan agreement, which extended the maturity of the agreement to August 31, 2005 under the same terms as originally agreed upon, on June 30, 2005

5.    RESTATEMENT

      The Company reviewed its capitalized Software Solutions Development Cost related to its B.E.S.T.Net(TM) and B.E.S.T.Central(TM) software solutions that were capitalized during 2002 to 2004. The Company determined that some of these costs previously capitalized did not meet the requirements for capitalization as they were incurred before the software product had reached technological feasibility as required by S.F.A.S. No. 86, as the core programming was not tested until February 2003. This fact was not known at the time of capitalization, and upon a closer review, the changes have been accounted for as a restatement of the prior periods. The effect of this restatement on the June 30, 2004 financial statements is as follows:

--------------------------------------------------------------------------------------
                                                          As previously
                                                            reported         Restated
                                                          June 30, 2004
--------------------------------------------------------------------------------------
Program development costs                                   $3,963,963      $  602,222
--------------------------------------------------------------------------------------
Net loss                                                    $  382,593      $  590,677
--------------------------------------------------------------------------------------
Net loss per share, basic and diluted                       $     0.25      $     0.39
--------------------------------------------------------------------------------------
Accumulated deficit                                         $3,533,873      $6,917,029
--------------------------------------------------------------------------------------

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

Overview

      We provide proprietary data, software solutions and services that help automate, integrate, manage and quicken the underwriting and claims process. Our underwriting solutions with integrated Bluebook and provider data provide for validation and automation of structure replacement costs for quoting and validating homeowner insurance premiums in significantly less time and costs than is common today. These products give insurance writers greater automation and extend premium quoting and policy fulfillment through new and existing channels (e.g., banks, mortgage companies, agents, etc.). This allows them to more easily and cost efficiently reach consumers who need insurance and maintain accurate premiums for those who are already insured.

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

      The Company's independent auditors have raised doubt regarding the ability of the Company to remain as a going concern. The Company has a net loss of $1,298,604 and a negative cash flow from operations of $1,467,089 for the six months ended June 30, 2005 and has a net working capital deficiency of $1,464,660 and a stockholders' deficiency of $614,028 as of June 30, 2005. In addition, the Company's revenues have declined by approximately $45,300 for the six months ended June 30, 2005 from revenues for the six months ended June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or debt, it would be unlikely for the Company to continue as a going concern

      The Company's operating cash flows for the six months ended June 30, 2005 were funded primarily through cash existing at December 31, 2004. The Company believes it has sufficient cash to meet its immediate working capital requirements while additional operations and development funds will be sought from loans from officers or principal stockholders of the Company and third party financing.

      The Company has recently taken steps to improve liquidity, including seeking additional funding and deferment of a portion of the salaries of its Chief Executive Officer's and Chief Operating Officer's, and the consulting fees from a related party. If it is not successful in raising additional capital, it will further reduce operating expenses through headcount reductions in restructurings and modify its business model and strategy to accommodate licensing of its software solutions and databases. Further, the Company will continue sales of THE BLUEBOOK and delivery of the B.E.S.T. 7.5 software solution and newer InsureBASE and Insured to Value software solutions. The Company does not expect any significant impact on its sales of THE BLUEBOOK, B.E.S.T. 7.5 and InsureBASE software solutions from such restructurings; however, they may adversely affect the development of any new software solutions. The Company believes the change in product focus, from delivery of software solutions on disk to the delivery of web-based software solutions, will result in future increases in sales over those of prior years.

Sources of Revenue

      We generate revenue by sales of THE BLUEBOOK handbook and delivery of software estimating solutions. We also generate revenue each time a claim or underwriting (premium replacement cost) transaction is processed through our Insure to Value and InsureBASE software solutions. We provide our own replacement cost data and also integrate data provided by vendors in order to provide additional services or automation that is often requested as part of the underwriting process (e.g., homeowner related hazard data, credit, general public data). When outside data sources are utilized, we are obligated to share our revenues with these providers as well as with our larger distribution channel partners, which reduces the percentage of revenues we recognize from each data record delivered. We have entered into one such arrangement with First American, which will be on an ongoing basis beginning in the third quarter of 2005. First American receives 40% of the gross revenue when the Company sells our InsureBASE product utilizing First American's database. Alternatively the Company receives 40% of the gross sales revenue when First American makes a sale of any of their solutions that incorporate THE BLUEBOOK database elements. We plan to increase the number of transactions that are processed through similar agreements that integrate our software solutions into large distribution channels and insurance carrier and agency management systems. In addition, the Company will begin generating revenue from the delivery of its B.E.S.T.NET and B.E.S.T.Central software solutions, once they become marketable.

Outlook for Our Business

      Our revenue growth has been and will continue to be dependent on our ability to increase the number of licenses that are delivered and transactions that are processed through our software solutions and our ability to expand the data solutions and services we provide to the insurance, banking and mortgage industries. We have recently added six new sales and marketing professionals, signed recent contracts with insurance carriers, integrated our solutions with a widely used agency management solution, and completed a joint revenue and share agreement for InsureBASE with the First American Real Estate Solutions Company (FAF: NYSE). We believe these efforts will increase the number of transactions that are processed through our software solutions. Our ability to continue this growth will depend on our ability to sell our software solutions to insurance carriers, repair professionals, and larger distribution networks that will deliver our software solutions.

      In addition, we have automated much of our data aggregation process through the development of DataCentral. This software solution allows us to significantly reduce the amount of manual effort and costs typically associated with collecting and maintaining the property replacement database by automating many of the processes. We enhanced the size of the InsureBASE property database to nearly 70 million accessible records by combining Bluebook data with access to external data providers through our software solutions. We continue to work with several other national data providers for joint distribution opportunities within the insurance, mortgage and banking industries.

      We believe this strategy of centralizing, automating and bringing online the full capabilities of our data and integrating it with our InsureBASE, Insure to Value and claims solutions, B.E.S.T.Net and B.E.S.T.Central will expand our markets and increase utilization of our software solutions. Our target market and opportunities will be expanded to include those clients that require an automated delivery and claims information system. We believe our Internet deliverable and accessible solutions will allow customers easier and more immediate access to replacement cost information.

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

Software Solutions Development Costs

      Software solutions development costs consist of salaries and other costs of employment of our software solutions development staff as well as outside consultants. We plan to increase the number of personnel and consultants who are working to enhance and fully integrate our claims and underwriting software solutions in order to provide increased deliverability and simplified access to our current software solutions and data. We expect this increase in personnel and consultants will result in an increase in our research and development expenses. We estimate that we will generate meaningful revenue from our research and development efforts relating to our claims and underwriting software solutions in the second half of 2005.

Recent Events

      In March of 2005, the Company reviewed its capitalized Software Solutions Development Cost related to its B.E.S.T.Net(TM) and B.E.S.T.Central(TM) software solutions that were capitalized during 2002 to 2004. The Company determined that some of these costs previously capitalized did not meet the requirements for capitalization as they were incurred before the software product had reached technological feasibility as required by S.F.A.S. No. 86, as the core programming was not tested until February 2003. This fact was not known at the time of capitalization, and upon a closer review, the changes have been accounted for as a restatement of the prior periods. The effect of this restatement on the June 30, 2004 financial statements is as follows:

--------------------------------------------------------------------------------------------
                                                         As previously reported    Restated
                                                              June 30, 2004
--------------------------------------------------------------------------------------------
Program development costs                                      $3,963,963         $  602,222
--------------------------------------------------------------------------------------------
Net loss                                                       $  382,593         $  590,677
--------------------------------------------------------------------------------------------
Net loss per share, basic and diluted                          $     0.25         $     0.39
--------------------------------------------------------------------------------------------
Accumulated deficit                                            $3,533,873         $6,917,029
--------------------------------------------------------------------------------------------

Results of Operation

Comparison of three months ended June 30, 2005 to three months ended June 30,
2004

      Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software solutions and THE BLUEBOOK handbook. Net revenues for the three months ended June 30, 2005 were $188,098, an increase of $2,537 or 1% compared with net revenues of $185,561 for the three months ended June 30, 2004. Revenue from sales of THE BLUEBOOK handbook were $31,755 for the three months ended June 30, 2005 as compared to $51,423 for the three months ended June 30, 2004, a decrease of $19,668 or 38%. The decrease from prior year revenues was related to the stronger than anticipated revenues in the first quarter. Revenues from the delivery of the B.E.S.T software solutions were $99,546 for the three months ended June 30, 2005 as compared to $126,100 for the three months ended June 30, 2004, a decrease of $26,554 or 21%. The decrease in revenue was a result of customers evaluating the BEST 7.5 demonstration version of the software solution prior to fully licensing the software solution. The Company recognized revenue of $53,097 on sales of its InsureBASE software solution during the three months ended June 30, 2005.

      Historically, sales of THE BLUEBOOK handbook and our B.E.S.T. estimating software were the principal sources of our revenues. However, we expect revenues from our new software solutions, Insure to Value, InsureBASE, B.E.S.T.Net and B.E.S.T.Central, to become the principal sources of our total revenue.

      Although our revenues are currently not concentrated among a relatively small number of customers, we expect that a significant portion of our future revenues coming from delivery of our new software solutions, Insure to Value, InsureBASE, B.E.S.T.Net and B.E.S.T.Central, will come from a relatively smaller number of customers. In the future, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could harm our financial condition and results of operations.

      Operating Expenses. Selling, general and administrative expenses for the three months ended June 30, 2005 were $781,720, an increase of $436,829 or 127% compared to $344,891 for the three months ended June 30, 2004. Increased costs relate to legal, consulting and other professional fees the Company has incurred in the preparation of a registration statement covering unregistered common stock currently outstanding.

      Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in marketing and sales, corporate executives, professional fees, corporate legal expenses, other corporate expenses and facilities expenses. We believe that continued investment in sales and marketing is critical to the success of our strategy to expand relationships with our strategic partners and existing base of users of our products, including insurance companies, contractors and service providers to the insurance and related industries. As our business plan calls for additional personnel and execution of additional marketing and sales programs. We currently anticipate that selling, general and administrative expenses in fiscal year 2005 will increase.

      Software solution development costs was zero for the three months ended June 30, 2005, compared to $88,942 for the three months ended June 30, 2004. The company is currently not in the process of developing products, but is focused on bringing to market the Insure to Value and B.E.S.T.Net products.

      Depreciation and amortization was $46,353 for the three months ended June 30, 2005, an increase of $13,452 or 41% compared to $32,901 for the three months ended June 30, 2004. The increase was primarily due to the amortization of previously unamortized software solution development costs related to the InsureBASE programming as the product began selling in the second quarter.

      Interest Expense. Interest expense was $7,517 for the three months ended June 30, 2005 or a decrease of $3,685 from interest expense of $11,202 for the three months ended June 30, 2004. The decline is the result of lower average balances for loans to related parties for the three months ended June 30, 2005 as related to the same period for 2004.

      Net Loss. We had a net loss of $647,492 for the three months ended June 30, 2005, compared to a net loss of $292,375 for the three months ended June 30, 2004. The increase in net loss is primarily attributable to increased selling, general and administrative expenses.

Comparison of six months ended June 30, 2005 to six months ended June 30, 2004

      Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software solutions and THE BLUEBOOK. Net revenues for the six months ended June 30, 2005 decreased by $45,297 or 11% to $357,823 compared with net revenues of $403,120 for the six months ended June 30, 2004. The decrease in revenue was expected as the release of B.E.S.T 7.5 occurred early in the second quarter of 2005 resulting in a longer period of evaluation by potential customers. We expect revenue to increase in the third quarter as we continue to deliver our InsureBASE software solution and commence delivery of Insured to Value business to consumer solution and continue sales of THE BLUEBOOK and our B.E.S.T.7.5 software solution.

      Operating Expenses. Selling, general and administrative expenses increased by $884,278 or 129% to $1,570,224 for the six months ended June 30, 2005 compared to $685,946 for the six months ended June 30, 2004. The increase was related to increased professional service and consulting fees the Company incurred in the preparation of a stock registration covering certain unregistered common stock currently outstanding.

      Software solution development costs was zero for the six months ended June 30, 2005, compared to $186,672 for the six months ended June 30, 2004. The company is currently not in the process of developing products, but is focused on bringing to market the Insure to Value and B.E.S.T.Net products.

      Depreciation and amortization expense was $71,330 for the six months ended June 30, 2005, a decrease of $31,051 or 30% from $102,381 for the six months ended June 30, 2004. The decrease was primarily due to a change in the estimated useful life of our B.E.S.T.7 software solutions and that some assets have been fully depreciated. Previously, the net book value of B.E.S.T.7 pertaining to the database was amortized over 24 months and the net book value of B.E.S.T.7 pertaining to the software solution was amortized over 9 months. In December 2004, the Company decided to change the estimated life of B.E.S.T. 7 such that as of January 1, 2004, the net book value of B.E.S.T.7 pertaining to the database is amortized over 30 months and the net book value of B.E.S.T.7 pertaining to the software solution is amortized over 15 months. For the remainder of 2005, we expect our depreciation and amortization to increase as a result of amortization of our software solutions InsureBASE, Insure to Value, which began depreciating in the second quarter ended June 30, 2005, and B.E.S.T.Net and B.E.S.T. Central, which we anticipate will start their depreciable life in the fourth quarter of 2005.

      Interest Expense. Interest expense was $14,073 for the six months ended June 30, 2005 or a decrease of $3,925 from interest expense of $17,998 for the six months ended June 30, 2004. The decline is the result of lower average balances for loans to related parties for the six months ended June 30, 2005 as related to the same period for 2004

      Net Loss. For the six months ended June 30, 2005, we had a net loss of $1,298,604 or $0.15 per share, compared with a net loss of $590,677 or $0.39 per share for the six months ended June 30, 2004. The increase in net loss for the six months ended June 30, 2005 is primarily attributable increased selling, general administrative expenses.

Liquidity and Capital Resources

      As of June 30, 2005, we had cash of $51,404, a net working capital deficiency of $1,464,660 and an accumulated deficit of $10,294,471. As of August 19, 2005, the balance of cash was approximately $80,231. We have no material commitments for capital expenditures as of June 30, 2005. However, we plan to actively seek additional funding in order to meet our business plan. Our cash requirements for the next twelve months are expected to be approximately $2 million. Approximately $1.5 million is required to eliminate the working capital while $500,000 would be required to fund negative cash flow from operations until the sufficient collections from revenues are achieved to fund operations. We intend to seek outside debt and/or equity financing to supplement anticipated cash from operations. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. Any funds received will primarily be utilized for selling and general administrative expenses and required hardware infrastructure in connection with new customer acquisition. We plan to continue to invest in the development of our software solutions in the normal course of business including the integration of Microsoft's latest BizTalk release and SQL 2005. We expect the cost of this integration to be $120,000. Upon further funding, the Company also plans to hire three additional experienced sales and administrative executives, a senior sales management executive and a financial management executive in the first half of quarter four. We also plan to reduce some company debt obligations.

      As of August 19, 2005 our total indebtedness was approximately $1,835,000.

      Our 2005 operations and investment activities have been funded primarily through the collection of revenue and existing cash. Our 2004 operations and investment activities were funded primarily through revenue collection and borrowings from related and non-related parties.

      Net cash used in operating activities during the six months ended June 30, 2005 was $1,467,089 while the net cash used in operations for the six months ended June 30, 2004 was $148,513. The increase in net cash used in operating activities was primarily due to an increase in selling, general and administrative expenses.

      Net cash used in investing activities was $119,370 for the six months ended June 30, 2005 and $76,790 for the six months ended June 30, 2004. The increase in cash used for investing activities was primarily due to cash spent on software solutions development.

      Net cash provided by financing activities was $103,550 for the six months ended June 30, 2005 and $198,200 for the six months ended June 30, 2004. The decrease was due to extending the note due on June 30, 2005 to August 31, 2005, eliminating the need for additional borrowing at June 30, 2005.

      On January 19, 2005 the Company entered into an agreement to settle certain outstanding legal costs for $415,000. Upon settlement, the Company paid $50,000, with the remainder payable commencing May 19, 2005 in monthly installments of $5,000 until the obligation has been paid in full.

      The Company will incur additional software solutions development costs associated with implementation and deployment of its software solutions and additional improvements and enhancements to its software solutions during the course of its business.

      Although we expect the customer to reimburse costs associated with the delivery of our software solutions, in some cases, the terms of reimbursement may be included as part of the product per transaction fee, monthly payment, at terms extended up to 120 days or may be included as part of the delivery of the software solutions. With respect to our B.E.S.T.Central, B.E.S.T.Net and InsureBASE software solutions, we expect customers to reimburse costs associated with integration of these software solutions with the customer's current hardware installed, software customization, deployment of architecture plans, and outside third party consulting services provided. If we exceed our current development and software solutions delivery efforts of InsureBASE, B.E.S.T.Net and B.E.S.T.Central, and if we receive anticipated funds from either the sale of stock or from increased borrowings, we believe we will have sufficient working capital from the collection of revenue and financing to fund operations going forward. However, if these deliveries are delayed or fall short of our expectations or if we do not receive the necessary funding from the sale of stock or from increased borrowings, we may need to reduce operating expenses through reductions in sales and development personnel and take other steps to restructure our operations. Although we do not expect to incur a significant adverse impact on sales and development of THE BLUEBOOK and estimating software solutions, our development of additional products and other services would likely be adversely affected or suspended altogether from such cost reductions.

      Our primary short-term needs for capital are our software solution development efforts, our sales, marketing and administrative activities, working capital associated with increased delivery of our software solutions, and capital expenditures relating to maintaining and developing our operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future software solutions gain market acceptance, the extent to which software solutions under development are successfully developed, the costs and timing of expansion of delivery of software solutions, marketing, procurement and protections of intellectual property rights important to our business, and the results of competition.

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

Loan Agreement

      On March 31, 2004, we entered into a loan agreement for $120,000, of which $115,000 was outstanding as of June 30, 2005. The loan bears interest at the rate of 10% per annum, and was due June 30, 2005. On June 30, 2005, The Company entered into an extension agreement, extending the maturity of the loan to August 31, 2005. The loan is secured by the Company's accounts receivable, tax refunds, deposit accounts, and cash and cash equivalents. If the collateral securing the loan is insufficient, the loan is also secured by the shares of the Company's common stock held by Mark A. Josipovich, our Chairman of the Board, Chief Executive Officer, President, and Treasurer. The loan requires that we comply with certain covenants, including preserving our corporate existence, maintaining all rights and permits, complying with all applicable laws, and maintaining our properties used or useful in our business. The Company was in compliance with these covenants as of August 15, 2005.

      On June 10, 2005 the Company entered into a loan agreement with the father of the Company's President and Chief Executive Officer in the amount of $110,000 due and payable on September 15, 2005. The loan bears an interest rate of eight percent (8%) per annum and the one time payment of a five percent (5%) loan fee equal to $5,500. The loan is secured by all of the Company's properties and assets. The loan requires that we comply with certain covenants, including preserving our corporate existence, maintaining all rights and permits, complying with all applicable laws, and maintaining our properties used or useful in our business.

License of InsureBASE software solution

      On March 7, 2005 we entered into a two-year agreement with Homesite Insurance Company ("Homesite") pursuant to which we granted Homesite a non-exclusive and non-transferable license to access via the Internet the software, information and the user-guide of the InsureBASE software solution. Homesite agreed to pay Bluebook a transactional fee for every completed valuation. The agreement expressly provides that Bluebook and Homesite anticipate a minimum of 100,000 transactions annually. The anticipated minimum of 100,000 transactions is based on a good faith estimate provided by Homesite. Homesite will not be required to pay us any annual fee based upon this estimate. Accordingly, Homesite will receive a discounted transaction fee in exchange for this Agreement.

Joint License & Revenue Share Agreement

      On March 25, 2005 we entered into a Joint License and Revenue Share Agreement with First American Real Estate Solutions, L.P. Under the agreement, Bluebook will integrate its InsureBASE software solution with First American's detailed property records to bring to the insurance, mortgage and real estate industries cost effective Estimated Replacement Cost (or ERC) reports and values for single family residences throughout the United States. First American granted Bluebook a non-exclusive, non-transferable license during the term of the agreement to specified software applications, valuation models, information, images and other services to use in connection with Bluebook's InsureBASE, ERC Values, ERC Reports and leadBASE software solutions. Bluebook granted First American a non-exclusive, non-transferable license during the term of the agreement to sell Bluebook's InsureBASE, ERC Values, ERC Reports and leadBASE products. In consideration for the rights granted under the agreement, each party must pay the greater of either: (a) a royalty fee based on the gross revenue generated from the delivery of any of Bluebook's InsureBASE, ERC Values, ERC Reports and LeadBASE software solutions which utilize or incorporate First American's services; or (b) the cumulative monthly total amount of minimum transaction fees. The agreement has an initial term of two years from March 25, 2005 and will automatically renew for additional successive periods of twelve months unless sooner terminated. The Company expects to begin recognizing revenue under the contract in the third quarter of 2005.

Critical Accounting Policies

      Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets and deferred revenue. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Condensed Consolidated Financial Statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Consolidated Financial
Statements:

Revenue Recognition

      Our revenues are from the sale of books, and the delivery of software, and Internet based solutions. The book is a codification of the Company's most recent information database. Revenue is recorded when the book is shipped.

      The Company licenses its software solutions, used in making cost estimates for residential and light construction. The Company recognizes software revenue when an agreement has been signed by both parties or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the fees are fixed or determinable, collection of the resulting receivable is probable and no other significant obligations remain undelivered.

      For multiple element arrangements where vendor-specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method" prescribed by Statement of Position 98-9. Vendor-specific objective evidence of fair value is based on the price a customer is required to pay when the element is delivered separately. The Company enters into arrangements with end users, which may include the sale of licenses of software, maintenance and services under the arrangement or various combinations of each element, including the delivery of such elements separately.

      For multiple element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the undelivered elements, primarily services and maintenance, using vendor-specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e., generally the software solution license), regardless of any separate prices stated within the contract for each element, under the residual method prescribed by SOP 98-9. Vendor-specific objective evidence of fair value is based on the price the customer is required to pay when the element is delivered separately (i.e., hourly rates charged for consulting services when delivered separately from a software license and the renewal rate for maintenance arrangements). Each license agreement offers additional maintenance renewal periods at a stated price. If vendor-specific objective evidence of fair value does not exist for the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services, or over the period the maintenance is provided if the undelivered element is maintenance, or until sufficient objective evidence exists or all elements have been delivered.

      License Revenues: Amounts allocated to license revenues under the residual method are recognized at the time of delivery of the software when vendor specific objective evidence of fair value exists for the undelivered elements, if any, and all the other revenue recognition criteria discussed above have been met. For software versions prior to B.E.S.T 7.5 insufficient vendor specific objective evidence of the portion attributable to license revenue existed. The Company estimated that 20% to 25% of the initial purchase price was allocated to maintenance; the remaining purchase price of the software inclusive of licensing was deferred and amortized over the expected life of the version. As of June 30, 2005 there was approximately three months of amortization remaining for these revenues.

      Services Revenues: Revenues from services are comprised of consulting and implementation services and, to a limited extent, training. Services are generally charged on a time-and-materials or fixed fee basis and include a range of services including installation of off-the-shelf software, data conversion and building non-complex interfaces to allow the software solutions to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e., do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for services are recognized as the services are performed

      Maintenance Revenues: Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

      Internet based services: Revenue from the delivery of access to data records are recognized on a per record basis based on the total number of records searches provided to a customer over a specific period of time. Total contract price is divided by total maximum searches available under the contract to derive a per search price to recognize as the customer utilizes searches. At the end of the contract term the customer forfeits all remaining searches and the balance of the deferred revenue is recognized.

Software Solutions Development Costs

      Software solutions development costs consist of costs to refine and test software masters, user documentation and training manuals for software solutions to be sold. These development costs encompass most of our software solutions but the most significant costs unamortized at June 30, 2005 are for new Internet based software solutions. Our design costs have been expensed. We hired outside consultants to do much of the coding and testing in the products development. Capitalized costs, however, include only (1) external direct costs of material and services to test and refine the software masters, and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the completion of the projects coding, testing and preparation of user information. Capitalization of such costs ceases no later than the point at which the project is available for general release to customers. In the second quarter of 2005 we began amortization of the software solutions development costs for the InsureBASE and Insure to Value software solutions. Software solutions development costs related to the B.E.S.T.NET and B.E.S.TCentral software solutions have not been amortized, as these software solutions have not become marketable.

      Software solutions development costs are amortized using the straight-line method over the expected life of the product (which ranges from three to five years). We believe this method will best reflect the matching of amortization with revenues. Reliable estimates of total revenue have not been made. However, we expect to determine a more reliable estimate of revenue as sales begin and will use the greater of the straight-line method or the estimated sales method for amortization.

      Research and development costs and other computer software maintenance and improvement costs related to software development are expensed as incurred.

      The carrying value of software and software solutions development costs are reviewed regularly to determine if there has been an impairment loss that needs to be recognized.

Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the first quarter of 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

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

                                     PART II

Item 1. Legal Proceedings.

      On June 23, 2005, plaintiff, Eric Allison, filed a complaint against defendants, Christopher Albrick, The Bluebook International Holding Company and Mark Josipovich, our Chief Executive Officer and Chairman, alleging breach of written contract - promissory note, and foreclosure of security interest securing the promissory note, in the Superior Court of the State of California. Plaintiff is seeking, among other things, damages in an amount not less than $550,000. We are seeking dismissal of these causes of action against Company and Mark Josipovich. The demurrer is based upon the uncontested fact that the promissory note and foreclosure of stock, the causes of action in the law suit, involve only a written promissory note and related written agreement between defendant Christopher Albrick and the plaintiff, and not the Company or Mark Josipovich. While we are unable at this time to predict the outcome of this litigation, as of this date, the Company believes that the claim is baseless and without merit. As of this date, we do not believe that this litigation could reasonably be expected to have a material adverse effect on our business or financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      On June 10, 2005 the Company entered into a loan agreement with the father of the Company's President and Chief Executive Officer in the amount of $110,000 due and payable on September 15, 2005. The loan bears an interest rate of eight percent (8%) per annum and the one time payment of a five percent (5%) loan fee equal to $5,500. The loan is secured by all of the Company's properties and assets. The loan requires that we comply with certain covenants, including preserving our corporate existence, maintaining all rights and permits, complying with all applicable laws, and maintaining our properties used or useful in our business.

Item 6. Exhibits.

Exhibit
Number   Description
------   -----------

10.1 Loan agreement, dated as of June 10, 2005, by and among The Bluebook International Holding Company, as borrower, and Daniel and Dorothy Josipovich, as Lender.

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

                                      THE BLUEBOOK INTERNATIONAL HOLDING COMPANY


Dated: August 22, 2005                  By: /s/ Mark A. Josipovich
                                           -------------------------------------
                                           Mark A. Josipovich
                                           President, Chief Executive Officer,
                                           Principal Financial Officer,
                                           Principal Accounting Officer,
                                           Treasurer and Chairman of the
                                           Board of Directors