Form 10QSB
period 2005-09-30
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2005-11-21
CIK 1126577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY
                   ------------------------------------------
                 (Name of small business issuer in its charter)

                    DELAWARE                             98-0215787
         ------------------------------              -------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

                          21098 BAKE PARKWAY, SUITE 100
                       LAKE FOREST, CALIFORNIA 92630-2163
                    -----------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone Number: (949) 470-9534
                                               --------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 18, 2005, the issuer had 8,760,221 outstanding shares of Common Stock, par value $.0001 per share.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements                            1

Item 2. Management's Discussion and Analysis or Plan of Operation             10

Item 3. Controls and Procedures                                               20

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           21

Item 3. Defaults Upon Senior Securities                                       21

Item 4. Submission of Matters to a Vote of Security Holders                   21

Item 5. Other Information                                                     21

Item 6. Exhibits                                                              21

SIGNATURES                                                                    22

                         PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS.

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                       2005              2004
                                                                   (unaudited)
                                                                  -------------------------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $   19,729         $1,534,313
  Accounts receivable,
    net of allowance for doubtful accounts of $600
    as of September 30, 2005 and $ 4,600 as of December 31, 2004        5,818              6,417
  Inventory                                                            17,838                 --
  Prepaid expenses and other                                           44,875             34,500
                                                                   ----------         ----------
  Total current assets                                                 88,260          1,575,230
                                                                   ----------         ----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $220,961 and $190,408 in 2005 and 2004, respectively              76,493             65,909
                                                                   ----------         ----------
OTHER ASSETS
    Program development costs, net of accumulated amortization
    of $594,853 and $513,358, in 2005 and 2004, respectively          725,913            690,577
    Intangible assets, net of accumulated amortization
    of $34,364 and $29,078, in 2005 and 2004, respectively             10,358             15,644
    Other assets                                                        5,296              5,296
                                                                   ----------         ----------

Total other assets                                                    741,567            711,517
                                                                   ----------         ----------

TOTAL ASSETS                                                       $  906,320         $2,352,656
                                                                   ==========         ==========

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                     2005                 2004
                                                                                 (unaudited)
                                                                                ----------------------------------
                LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $   833,738          $   654,753
  Legal fee payable                                                                 359,000              415,000
  Obligation under capital lease - current portion                                   19,996                   --
  Due to stockholders and related parties                                           329,006              318,068
  Deferred revenue                                                                   95,004              165,259
  Note payable, related party                                                       140,000                   --
  Notes payable                                                                     115,000              115,000
                                                                                -----------           ----------

  Total current liabilities                                                       1,891,744            1,668,080
                                                                                -----------           ----------

LONG TERM LIABILITIES
  Obligation under capital lease                                                      7,928                   --
                                                                                -----------           ----------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares
    authorized, 2,050 shares issued and outstanding                                     --                    --
                                                                                -----------           ----------
  Common Stock, $.0001 par value; 150,000,000 shares authorized; 8,760,221 and
    8,760,221 shares issued and outstanding as of September 30, 2005 and
    December 31, 2004, respectively                                                     875                  875
  Additional paid in capital
                                                                                  9,679,568            9,679,568
  Accumulated deficit
                                                                                (10,673,795)          (8,995,867)
                                                                                -----------           ----------

  Total stockholders' equity (deficiency)                                          (993,352)             684,576
                                                                                -----------           ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                       $   906,320           $2,352,656
                                                                                ===========           ==========

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Three Months Ended            Nine Months Ended
                                                        September 30,                  September 30,
                                                 -----------------------------------------------------------
                                                      2005         2004             2005           2004
                                                                 Restated                        Restated
                                                  (unaudited)   (unaudited)      (unaudited)    (unaudited)
                                                 -----------------------------------------------------------
SALES, net                                       $   243,323    $    96,221      $   601,146    $   499,339
                                                 ------------   ------------     ------------   ------------
OPERATING EXPENSES
Selling, general and administrative expenses         563,718        504,489        2,133,942      1,190,435
Program and development costs                             --        100,062               --        286,734
Depreciation and amortization expenses                46,005         42,967          117,335        145,348
                                                 ------------   ------------     ------------   ------------
Total Operating Expenses                             609,723        647,518        2,251,277      1,622,517
                                                 ------------   ------------     ------------   ------------
LOSS FROM OPERATIONS                                (366,400)      (551,297)      (1,650,131)    (1,123,178)

OTHER EXPENSE
Interest expense                                     (12,924)       (11,060)         (26,997)       (29,058)
                                                 ------------   ------------     ------------   ------------

LOSS BEFORE INCOME TAXES                            (379,324)      (562,357)      (1,677,128)    (1,152,236)
                                                 ------------   ------------     ------------   ------------

INCOME TAX EXPENSE                                        --             --              800            800
                                                 ------------   ------------     ------------   ------------
NET LOSS                                         $  (379,324)   $  (562,357)     $(1,677,928)   $(1,153,036)
                                                 ============   ============     ============   ============
Weighted average number of shares of
common stock outstanding, basic and diluted        8,760,261      1,708,154        8,760,261      1,578,855
                                                 ============   ============     ============   ============

Loss per share, basic and diluted                $     (0.04)   $     (0.33)     $     (0.19)    $    (0.73)
                                                 ============   ============     ============   ============


      See accompanying Notes to Condensed Consolidated Financial Statements


            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                      2005                  2004
                                                                                                   (unaudited)          (unaudited)
                                                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                                          $(1,677,928)         $(1,153,036)

 Adjustment to reconcile net loss to net cash used in operating activities

  Depreciation and amortization                                                                        117,335              145,348

  Changes in operating assets and liabilities:

     Decrease in Accounts receivable                                                                       599                7,001

     (Increase) in Inventory                                                                           (17,838)                  --

     (Increase) in Prepaid expenses and other                                                          (10,375)             (30,219)

     Increase in Accounts payable and accrued expenses                                                 178,985              372,545

     (Decrease) in Legal fee payable                                                                   (56,000)                  --

     Increase  in Due to stockholders and related party                                                 10,938              475,298

     (Decrease) in Deferred revenue                                                                    (70,255)            (100,391)
                                                                                                   -----------          -----------

NET CASH  USED IN OPERATING ACTIVITIES                                                             (1,524,539)            (283,454)
                                                                                                   -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                                                                     (2,535)              (6,970)

 Software solution development costs                                                                  (116,833)            (125,781)
                                                                                                   -----------          -----------

NET CASH USED IN INVESTING ACTIVITIES                                                                 (119,368)            (132,751)
                                                                                                   -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Note payable                                                                                              --              547,500

  Note payable due to related party                                                                    140,000              (39,800)

  Payments made under a capital lease                                                                  (10,677)                  --
                                                                                                   -----------          -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              129,323              507,700
                                                                                                   -----------          -----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                               (1,514,584)              91,495

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                                   1,534,313               44,831
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                                       $    19,729          $   136,326
                                                                                                   ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the period for:
 Interest                                                                                          $    16,069          $    17,498
                                                                                                   ===========          ===========

 Taxes                                                                                             $     5,606          $     3,671
                                                                                                   ===========          ===========
 Non-cash Investing and Financing Activity
  Acquisition of equipment through capital lease obligation                                        $    38,600          $        --
                                                                                                   ===========          ===========
  Conversion of series C preferred stock to commons stock                                          $        --          $ 4,544,680
                                                                                                   ===========          ===========
  Issuance of stock in settlement of accounts payable                                              $    83,930          $        --
                                                                                                   ===========          ===========
  Issuance of stock in settlement of notes payable                                                 $        --          $     7,500
                                                                                                   ===========          ===========
  Deferred financing costs in accounts payable                                                     $        --          $   230,000
                                                                                                   ===========          ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

            THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2005

1.    BASIS OF PRESENTATION

      The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of The Bluebook International Holding Company (Bluebook or the Company), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

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

      The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

      Going concern

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss of $1,677,928 and a negative cash flow from operations of $1,524,539 for the nine months ended September 30, 2005 and had a net working capital deficiency of $1,803,484 and a stockholders' deficiency of $993,352 as of September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or debt, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

      The Company's operating cash flows for the nine months ended September 30, 2005 were funded primarily through operations, loans from related parties and cash existing at December 31, 2004. The Company believes it has sufficient cash to meet its immediate working capital requirements while additional operations and development funds will be sought from loans from officers or principal stockholders of the Company and third party financing.

      The Company has recently taken steps to improve liquidity, including seeking additional funding and deferment of a portion of the salaries of its Chief Executive Officer and Chief Operating Officer, and the consulting fees from a related party. For the quarter ended September 30, 2005 the amount deferred for salaries and consulting fees due to related parties was $91,740. The total amount outstanding for deferred salaries and consulting fees as of September 30, 2005 is $329,006. Such deferment is made on an informal basis based on available working capital. Deferred balances do not earn interest. If it is not successful in raising additional capital, it will further reduce operating expenses through headcount reductions and modify its business model and strategy to accommodate licensing of its software solutions and databases. Further, the Company will continue sales of THE BLUEBOOK and delivery of the B.E.S.T. 7.5 software solution and newer InsureBASE and Insured to Value software solutions. The Company does not expect any significant impact on its sales of THE BLUEBOOK, B.E.S.T. 7.5 and InsureBASE software solutions from such modifications to its business model or strategy; however, they may adversely affect the development of any new software solutions. The Company believes the change in product focus, from delivery of software solutions on disk to the delivery of web-based software solutions, will result in future increases in sales over those of prior years.

      Recent financial accounting standards

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes Accounting Principles Board Opinion No. 25",Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the first quarter of 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

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

      Business Activities

      The Company was incorporated in Delaware on December 18, 1997. Since the Company's exchange reorganization and merger, effective as of October 1, 2001, the principal business of the Company has been developing and selling THE BLUEBOOK and B.E.S.T. software solutions. THE BLUEBOOK is published in both desk and pocket sized forms containing the information concerning the average unit costs attendant to the cleaning, reconstruction and repair industries. The inventory of books is recorded at the lower of First In First Out (FIFO) cost or market. B.E.S.T. is a software format of THE BLUEBOOK which allows subscribers the option to retrieve THE BLUEBOOK data and calculate the cost to clean, reconstruct or repair, then file claims electronically. In the quarter ended June 30, 2005, the Company began delivery of its B.E.S.T. 7.5 software solution.

      In the quarter ended June 30, 2005, the Company achieved its first delivery of its internet based software solution for business, InsureBASE. In addition, the company completed development of its internet based consumer software solution, Insure to Value. In the quarter ended September 30, 2005 the Company began sales of home replacement value data to consumers through its Insure to Value software solution, a World Wide Web based software solution. A description of these data solutions follows.

      InsureBASE

      InsureBASE is an automated residential property information solution. Insure BASE is different from other general appraisal software because it provides information in an automated format in the following four categories: replacement cost calculation, assessment and financing history, current market value, and information for comparable neighboring properties. InsureBASE provides a replacement cost for a residence within seconds, along with its current market valuation, property characteristics, and an array of neighborhood and other underwriting information. The information untilized by InsureBASE is compiled using THE BLUEBOOK database to estimate the replacement cost of a residential structure less the cost of the land to help insurers and homeowners calculate the replacement cost of a single family structure. The information utilized by InsureBASE is also compiled using the public data records of First American Real Estate Solutions Company (NYSE: FAF) or "First American" with whom we have partnered. The public data records of First American Real Estate Solutions Company include financing history, assessment, current market value and neighborhood comparables. We combine the information provided through First American Real Estate Solutions' public data records with our replacement cost data from the THE BLUEBOOK database to produce a replacement cost calculation for a residential structure excluding the land. This replacement cost calculation is used by insurers, agents, adjusters and others in the insurance industry to valuate a residential structures replacement cost for insurance purposes.

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

      ERC reports and LeadBASE reports are the output reports for the InsureBASE software solution. An ERC value is a field contained in the ETC report. Each report provides the estimated replacement cost of a residential structure less the land value. Both reports contain information regarding the characteristics of the residential structure, such as roof type, square foot, number of stories, bedrooms and bathrooms, when such information is available from the Bluebook or First American database or when such information is provided by the user. A LeadBASE report and an ERC report contain the same information, however, a LeadBASE report is provided to insurers through the Company's Insure to Value software on behalf of customers looking to receive a residential property insurance quote.

      The minimum transaction fee for an ERC value is $1.00. The minimum transaction fee for a LeadBASE report is $5.50. The Company completed development of InsureBASE in November of 2004 and is currently marketing and selling the solution. InsureBASE is sold on a case by case basis and priced based on the same factors discussed above under B.E.S.T.Net and B.E.S.T.Central. Our InsureBASE software solution is currently being marketed. In the nine months ended September 30, 2005 the Company recognized $195,491in revenue for the delivery of the InsureBase software solution.

      Insure To Value

      Insure to Value uses the same software and database as InsureBASE, however, it does not include the automation of data fields. Insure to Value can generate a replacement cost, however, the general property information (e.g., number of bedrooms, bathrooms, square feet, number of stories, etc.) has to be entered manually by the user. We began marketing and delivery of the Insure to Value software solution in the third quarter of 2005. Every time a customer uses Insure to Value, they incur a transaction fee that can range from $15.95 to $19.95. The Company achieved first time sales of $1,332 in the three months ended September 30, 2005.

      B.E.S.T.Net and B.E.S.TCentral

      B.E.S.T.Net  and  B.E.S.TCentral  are web-based cost estimation and claims management software solutions that are designed to assist in the facilitations of insurance claims information in a near paperless environment. Although the development of the Company's B.E.S.T.Net solution is substantially complete, the Company is currently working on the completion of B.E.S.T.Central and the tie-in or interface between B.E.S.T.Net and B.E.S.T.Central as well as the integration of B.E.S.T.7.5 into B.E.S.T.Central. The Company has not begun sales of B.E.S.T.Net and B.E.S.TCentral.

      Loss per Common Share

      Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three and nine month periods ended September 30, 2005 and 2004, basic and diluted loss per share are the same.

2.    RELATED PARTY TRANSACTIONS

      The amount due to stockholders and related parties was $329,006 as of September 30, 2005 and $318,068 as of December 31, 2004. The amount due to stockholders and related parties as of September 30, 2005 consists of accrued salaries payable to our President and Chief Executive Officer, our Chief Operating Officer, our account manager who is also the sister of our President and Chief Executive Officer, and accrued consulting fees payable to the father of the President and Chief Operating Officer of the Company. During the nine months ended September 30, 2005 and 2004, the Company incurred consulting fees of $112,500 that were accrued to the father of our President and Chief Operating Officer of the Company which are included in selling and general administrative expenses.

      On June 10, 2005 the Company entered into a note payable with the father of the Company's President and Chief Executive Officer in the amount of $110,000 that was due and payable on September 15, 2005. The note bears an interest rate of eight percent (8%) per annum and the one time payment of a five percent (5%) loan fee equal to $5,500. During the third quarter of 2005 the due date for the note was extended to November 30, 2005. The extension required a $5,000 fee to be paid at maturity. The fee was subsequently waived. On September 30, 2005 the Company entered into a second note payable with the father of the Company's President and Chief Executive Officer in the amount of $30,000 that is due and payable on December 31, 2005. The note bears an interest rate of ten percent (10%) per annum and a one time payment of a five percent (5%) loan fee equal to $1,500 due at maturity. The loan fee was subsequently waived.

      On September 30, 2005 the Company entered into a second note payable with the father of the Company's President and Chief Executive Officer in the amount of $30,000 that is due and payable on December 31, 2005. The note bears an interest rate of ten percent (10%) per annum and a one time payment of a five percent (5%) loan fee equal to $1,500 due at maturity. The loan fee was subsequently waived.


3.    COMMITMENTS AND CONTINGENCIES

      Operating lease

      The Company leases office space, certain office equipment and a vehicle under non-cancelable operating leases expiring through January 2006. Total rental expense for the leases for the nine months ended September 30, 2005 and 2004 was $52,534 and $32,220 respectively. There were no operating leases which have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2005.

      Capital lease

      The Company leases certain equipment under a capital lease with monthly payments of $2,094 per month, including interest at 26.75% per annum. At September 30, 2005, monthly payments under this lease aggregated $10,676.

      Included in property and equipment is $38,600 of equipment under a capital lease at September 30, 2005. Included in accumulated depreciation is accumulated amortization of assets under a capital lease of $5,790 at September 30, 2005.

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

4.    NOTE PAYABLE

      On March 31, 2004, the Company entered into a loan agreement for $120,000, of which $115,000 was outstanding as of September 30, 2005. The loan bears interest at the rate of 10% per annum, and was due June 30, 2005. The loan is secured by the Company's accounts receivable, tax refunds, deposit accounts, and cash and cash equivalents. If the collateral securing the loan is insufficient, the loan is also secured by the shares of the Company's common stock held by Mark A. Josipovich, our Chairman of the Board, Chief Executive Officer, President, and Treasurer. The loan requires that the Company comply with certain covenants, including preserving our corporate existence, maintaining all rights and permits, complying with all applicable laws, and maintaining our properties used or useful in its business. The Company entered into an extension of the loan agreement, which extended the maturity of the agreement to August 31, 2005 under the same terms as originally agreed upon. On August 31, 2005 the Company entered into an extension agreement, which extended the maturity of the agreement to November 23, 2005 under the same terms as originally agreed upon.

5.    RESTATEMENT

      In March of 2005, the Company reviewed its capitalized Software Solutions Development Cost related to its B.E.S.T.Net(TM) and B.E.S.T.Central(TM) software solutions that were capitalized during 2002 to 2004. The Company determined that some of these costs previously capitalized did not meet the requirements for capitalization as they were incurred before the software product had reached technological feasibility as required by S.F.A.S. No. 86, as the core programming was not tested until February 2003. This fact was not known at the time of capitalization, and upon a closer review, the changes have been accounted for as a restatement of the prior periods. The effect of this restatement on the September 30, 2004 financial statements is as follows:

                                           As previously reported      Restated
                                                 September
                                                 30, 2004
                                                 ----------           ----------
      Program development costs                  $4,083,528           $  621,724

      Net loss                                   $  817,784           $1,153,036

      Net loss per share,
        basic and diluted                        $     0.52           $     0.73

      Accumulated deficit                        $3,969,064           $7,479,386

6.    INVENTORY

      Inventories are valued on a lower of first-in first-out (FIFO) cost or market basis. At September 30, 2005 inventories were comprised of books, which are sold in the normal course of business.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed
Consolidated Financial Statements referred to in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources and additional financings, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

OVERVIEW

      We provide proprietary data, software solutions and services that help automate, integrate, manage and quicken the underwriting and claims process. Our underwriting solutions with integrated Bluebook and First American data (as described below) provide for validation and automation of structure replacement costs for quoting and validating homeowner insurance premiums in significantly less time and costs than is common today. These products give insurance writers greater automation and extend premium quoting and policy fulfillment through new and existing channels (e.g., banks, mortgage companies, agents, etc.). This allows users to more easily and cost efficiently reach consumers who need insurance and maintain accurate premiums for those who are already insured.

      Our claims solutions deliver paperless claims information to insurance personnel and directly to the outside service vendors (e.g., contractors, inspectors, adjusters, and repair professionals, among others) through our integrated software solutions. Our claims solutions provide the insurance carrier with the ability to electronically track and manage claims from the first report through its completion.

      The Company's independent auditors have raised doubt regarding the ability of the Company to remain as a going concern. The Company had a net loss of $1,677,928 and a negative cash flow from operations of $1,524,539 for the nine months ended September 30, 2005 and had a net working capital deficiency of $1,803,484 and a stockholders' deficiency of $993,352 as of September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or debt, it would be unlikely for the Company to continue as a going concern

      The Company's operating cash flows for the nine months ended September 30, 2005 were funded primarily through operations, loans from related parties and cash existing at December 31, 2004. The Company believes it has sufficient cash to meet its immediate working capital requirements while additional operations and development funds will be sought from loans from officers or principal stockholders of the Company and third party financing.

      The Company has recently taken steps to improve liquidity, including seeking additional funding and deferment of a portion of the salaries of its Chief Executive Officer and Chief Operating Officer, and the consulting fees of Daniel E. Josipovich, the father of the Company's Chief Executive Officer. For the quarter ended September 30, 2005 the amount deferred for salaries and consulting fees due to related parties was $91,740. The total amount outstanding for deferred salaries and consulting fees as of September 30, 2005 is $329,006. Such deferment is made on an informal basis based on available working capital. Deferred balances do not earn interest. .If it is not successful and raising additional capital, it will further reduce operating expenses through headcount reductions in modify its business model and strategy to accommodate licensing of its software solutions and databases. Further, the Company will continue sales of THE BLUEBOOK and delivery of the B.E.S.T. 7.5 software solution and newer InsureBASE and Insured to Value software solutions. The Company does not expect any significant impact on its sales of THE BLUEBOOK, B.E.S.T. 7.5 and InsureBASE software solutions from such modifications to its business model or strategy; however, they may adversely affect the development of any new software solutions. The Company believes the change in product focus, from delivery of software solutions on disk to the delivery of web-based software solutions, will result in future increases in sales over those of prior years.

SOURCES OF REVENUE

      We generate revenue through sales of THE BLUEBOOK handbook and delivery of software estimating solutions. We also generate revenue each time a claim or underwriting (premium replacement cost) transaction is processed through our Insure to Value and InsureBASE software solutions. We provide our own replacement cost data and also integrate data provided by vendors in order to provide additional services or automation that is often requested as part of the underwriting process (e.g., homeowner related hazard data, credit, general public data). When outside data sources are utilized, we are obligated to share our revenues with these providers as well as with our larger distribution channel partners, which reduces the percentage of revenues we recognize from each data record delivered. We have entered into one such arrangement with First American, which will be on an ongoing basis. First American receives 40% of the gross revenue when the Company sells our InsureBASE product utilizing First American's database. Alternatively the Company receives 40% of the gross sales revenue when First American makes a sale of any of their solutions that incorporate THE BLUEBOOK database elements. The Company has not recognized revenue from this relationship yet. As of the end of the third quarter of 2005 First American was completing training its sales staff on the new products. The Company believes it will recognize revenue from the agreement during the fourth quarter of 2005. We plan to increase the number of transactions that are processed through similar agreements that integrate our software solutions into large distribution channels and insurance carrier and agency management systems. In addition, the Company will begin generating revenue from the delivery of its B.E.S.T.NET and B.E.S.T.Central software solutions, once they become marketable.

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

OPERATING EXPENSES

      Our personnel expenses are our largest expense and consist of salaries, commissions, benefit plans and other payroll related costs. Our consultants and personnel increased from 11 to 21 during the first quarter of 2005 and we have since reduced that to a total 14 consultants and full time personnel as of September 30, 2005. Additional personnel primarily in the areas of sales and marketing, administration, and software solution development will be added when revenue growth and anticipated growth warrant it.

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

RECENT EVENTS

      In March of 2005, the Company reviewed its capitalized Software Solutions Development Cost related to its B.E.S.T.Net(TM) and B.E.S.T.Central(TM) software solutions that were capitalized during 2002 to 2004. The Company determined that some of these costs previously capitalized did not meet the requirements for capitalization as they were incurred before the software product had reached technological feasibility as required by S.F.A.S. No. 86, as the core programming was not tested until February 2003. This fact was not known at the time of capitalization, and upon a closer review, the changes have been accounted for as a restatement of the prior periods. The effect of this restatement on the September 30, 2004 financial statements is as follows:

------------------------------------------ ---------------------- --------------
                                           As previously reported   Restated
                                             September 30, 2004
------------------------------------------ ---------------------- --------------
Program development costs                  $4,083,528             $621,724
------------------------------------------ ---------------------- --------------
Net loss                                   $817,784               $1,153,036
------------------------------------------ ---------------------- --------------
Net loss per share, basic and diluted      $0.52                  $0.73
------------------------------------------ ---------------------- --------------
Accumulated deficit                        $3,969,064             $7,479,386
------------------------------------------ ---------------------- --------------

      On September 30, 2005 the Company entered into a second note payable with the father of the Company's President and Chief Executive Officer in the amount of $30,000 that is due and payable on December 31, 2005. The note bears an interest rate of ten percent (10%) per annum and a one time payment of a five percent (5%) loan fee equal to $1,500 due at maturity. The loan fee was subsequently waived.

RESULTS OF OPERATION

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2004

      Revenues. Our revenues are derived from sales of our B.E.S.T. software solutions and THE BLUEBOOK handbook and our InsureBASE replacement value data. Net revenues for the three months ended September 30, 2005 were $243,323, an increase of $147,102 or 153% compared with net revenues of $96,221 for the three months ended September 30, 2004. Revenue from sales of THE BLUEBOOK handbook were $26,289 for the three months ended September 30, 2005 as compared to $21,818 for the three months ended September 30, 2004, an increase of $4,471 or 20%. The increase from prior year revenues was related to the increased demand in the Mid-South because of hurricane damaged homes. Revenues from the delivery of the B.E.S.T software solutions were $68,229 for the three months ended September 30, 2005 as compared to $71,236 for the three months ended September 30, 2004, a decrease of $3,007 or 4.2%. The Company recognized revenue of $142,394 on sales of its InsureBASE software solution during the three months ended September 30, 2005. In addition, the Company recognized first time revenue of $1,332 for the sale of data through the Insure to Value product.

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

      Operating Expenses. Selling, general and administrative expenses for the three months ended September 30, 2005 were $563,718 an increase of $59,229 or 12% compared to $504,489 for the three months ended September 30, 2004. Increased costs relate to professional fees the Company has incurred in the preparation of a registration statement covering unregistered common stock currently outstanding.

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

      Software solution development costs was zero for the three months ended September 30, 2005, compared to $100,062 for the three months ended September 30, 2004. The company is currently not in the process of developing new software solutions, but is focused on bringing to market the Insure to Value and B.E.S.T.Net software solutions.

      Depreciation and amortization was $46,005 for the three months ended September 30, 2005, an increase of $3,038 or 7% compared to $42,967 for the three months ended September 30, 2004. The increase was primarily due to the amortization of previously unamortized software solution development costs related to the InsureBASE programming as the product began selling in the second quarter.

      Interest Expense. Interest expense was $12,924 for the three months ended September 30, 2005 or an increase of $1,864 from interest expense of $11,060 for the three months ended September 30, 2004. The increase is the result of higher average balances for loans to related parties for the three months ended September 30, 2005 as related to the same period for 2004.

      Net Loss. We had a net loss of $379,324 for the three months ended September 30, 2005, compared to a net loss of $562,357 for the three months ended September 30, 2004. The decrease in net loss is primarily attributable to both an increase in sales and a decrease in program and development costs.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2004

      Revenues. Our revenues are derived from sales of our B.E.S.T. software solutions and THE BLUEBOOK and our InsureBASE replacement value data. Net revenues for the nine months ended September 30, 2005 increased by $101,807 or 20% to $601,146 compared with net revenues of $499,339 for the nine months ended September 30, 2004. The increase in revenue was related to the revenue from the sales of InsureBASE replacement value data. The Company is continuing its focus on the sale of InsureBASE replacement value data, which should result in revenue growth.

      Operating Expenses. Selling, general and administrative expenses increased by $943,507 or 79% to $2,133,942 for the nine months ended September 30, 2005 compared to $1,190,435 for the nine months ended September 30, 2004. The increase is related to increased professional service and consulting fees the Company has incurred in the preparation of a stock registration covering unregistered common stock currently outstanding and high expenses in the first quarter of this year for costs associated with new hires and infrastructure costs.

      Software solution development costs was zero for the nine months ended September 30, 2005, compared to $286,734 for the nine months ended September 30, 2004. The company is currently not in the process of developing new software solutions, but is focused on bringing to market the Insure to Value and B.E.S.T.Net software solutions.

      Depreciation and amortization expense was $117,335 for the nine months ended September 30, 2005, a decrease of $28,013 or 19% from $145,348 for the nine months ended September 30, 2004. The decrease was primarily due to a change in the estimated useful life of our B.E.S.T.7 software solutions and because some assets had become fully depreciated as of December 31, 2004. Previously, the net book value of B.E.S.T.7 pertaining to the database was amortized over 24 months and the net book value of B.E.S.T.7 pertaining to the software solution was amortized over 9 months. In December 2004, the Company decided to change the estimated life of B.E.S.T. 7 such that as of January 1, 2004, the net book value of B.E.S.T.7 pertaining to the database is amortized over 30 months and the net book value of B.E.S.T.7 pertaining to the software solution is amortized over 15 months. For the remainder of 2005, we expect our depreciation and amortization to increase as a result of amortization of our software solutions InsureBASE, Insure to Value, which began depreciating in the second quarter ended June 30, 2005, and B.E.S.T.Net and B.E.S.T. Central, which we anticipate will start their depreciable life in the fourth quarter of 2005.

      Interest Expense. Interest expense was $26,997 for the nine months ended September 30, 2005 or a decrease of $2,061 from interest expense of $29,058 for the nine months ended September 30, 2004. The decline is the result of lower average balances for loans to related parties for the nine months ended September 30, 2005 as related to the same period for 2004.

      Net Loss. For the nine months ended September 30, 2005, we had a net loss of $1,677,980 or $0.19 per share, compared with a net loss of $1,153,036 or $0.73 per share for the nine months ended September 30, 2004. The increase in net loss for the six months ended September 30, 2005 is primarily attributable to increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2005, we had cash of $19,729, a net working capital deficiency of $1,803,484 and a stockholder' deficiency of $993,352. As of November19, 2005, the balance of cash was approximately $8,969. We have no material commitments for capital expenditures as of September 30, 2005. However, we plan to actively seek additional funding in order to meet our business plan. Our cash requirements for the next twelve months are expected to be approximately $2.3 million. Approximately $1.8 million is required to eliminate the working capital deficit while $500,000 would be required to fund negative cash flow from operations until the sufficient collections from revenues are achieved to fund operations. We intend to seek outside debt and/or equity financing to supplement anticipated cash from operations. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. Any funds received will primarily be utilized for selling and general administrative expenses, to reduce accrued professional expense and required hardware infrastructure in connection with new customer acquisition. We also plan to reduce some company debt obligations. We also plan to continue to invest in the development of our software solutions in the normal course of business including the integration of Microsoft's latest BizTalk release and SQL 2005 with our Insure BASE and B.E.S.T. Central software solutions. We expect the cost of this integration to be $120,000 and the timeframe for integration to last through late 2006. Upon further funding, the Company also plans to hire three additional experienced sales and administrative executives , a senior sales management executive and a financial management executive in the first half of the first quarter of 2006.

      As  of  November  19,  2005  our  total   indebtedness  was  approximately
$1,854,000.

      Our 2005 operations and investment activities have been funded primarily through the collection of revenue and existing cash as well as borrowings from related parties. Our 2004 operations and investment activities were funded primarily through revenue collection and borrowings from related and non-related parties.

      Net cash used in operating activities during the nine months ended September 30, 2005 was $1,524,539 while the net cash used in operations for the nine months ended September 30, 2004 was $283,454. The increase in net cash used in operating activities was primarily due to an increase in selling, general and administrative expenses.

      Net cash used in investing activities was $119,368 for the nine months ended September 30, 2005 and $132,751 for the nine months ended September 30, 2004. The decrease in cash used for investing activities was primarily due to completion of software programming in the second quarter of 2005 resulting in no additional investment in the third quarter of 2005.

      Net cash provided by financing activities was $129,323 for the nine months ended September 30, 2005 and $507,700 for the nine months ended September 30, 2004. The decrease was due to utilizing funds provided in an equity financing that took place in the fourth quarter of 2004.

      On January, 19, 2005 the Company entered into an agreement to settle certain outstanding legal costs for $415,000. Upon settlement, the Company paid $50,000, with the remainder payable commencing May 19, 2005 in monthly installments of $5,000 until the obligation has been paid in full.

      We had a net loss of $1,677,928 and negative cash flow from operations of $1,524,539 for the nine months ended September 30, 2005 and a net working capital deficiency of $1,803,484 and a stockholders' deficiency of $993,352 as of September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Loan Agreement

      On March 31, 2004, we entered into a loan agreement for $120,000, of which $115,000 was outstanding as of September 30, 2005. The loan bears interest at the rate of 10% per annum, and was due June 30, 2005. On June 30, 2005 the Company entered into an extension agreement, extending the maturity of the loan to August 31, 2005. The loan is secured by the Company's accounts receivable, tax refunds, deposit accounts, and cash and cash equivalents. If the collateral securing the loan is insufficient, the loan is also secured by the shares of the Company's common stock held by Mark A. Josipovich, our Chairman of the Board, Chief Executive Officer, President, and Treasurer. The loan requires that we comply with certain covenants, including preserving our corporate existence, maintaining all rights and permits, complying with all applicable laws, and maintaining our properties used or useful in our business. The Company was in compliance with these covenants as of November 18, 2005. On August 31, 2005 the Company entered into an extension agreement, which extended the maturity of the agreement to November 23, 2005 under the same terms as originally agreed upon, on June 30, 2005.

      On June 10, 2005 the Company entered into a note payable with the father of the Company's President and Chief Executive Officer in the amount of $110,000 due and payable on September 15, 2005. The note bears an interest rate of eight percent (8%) per annum and the one time payment of a five percent (5%) loan fee equal to $5,500. During the third quarter of 2005 the due date for the note was extended to November 30, 2005. The extension required a $5,000 fee to be paid at maturity. The fee was subsequently waived. On September 30, 2005 the Company entered into a second note payable with the father of the Company's President and Chief Executive Officer in the amount of $30,000 that is due and payable on December 31, 2005. The note bears an interest rate of ten percent (10%) per annum and a one time payment of a five percent (5%) loan fee equal to $1,500 due at maturity. The loan fee was subsequently waived.

License of InsureBASE software solution

      On March 7, 2005, we entered into a two-year agreement with Homesite Insurance Company ("Homesite") pursuant to which we granted Homesite a non-exclusive and non-transferable license to access via the Internet the software, information and the user-guide of the InsureBASE software solution. Homesite agreed to pay Bluebook a transactional fee for every completed valuation. The agreement expressly provides that Bluebook and Homesite anticipate a minimum of 100,000 transactions annually. The anticipated minimum of 100,000 transactions is based on a good faith estimate provided by Homesite. Homesite will not be required to pay us any annual fee based upon this estimate. There is no guarantee that Homesite will complete 100,000 transactions annually. Investors should not place any reliance upon the food faith estimate provided by Homesite. Accordingly, Homesite will receive a discounted transaction fee in exchange for this Agreement.

Joint License & Revenue Share Agreement

      On March 25, 2005 we entered into a Joint License and Revenue Share Agreement with First American Real Estate Solutions, L.P. Under the agreement, Bluebook will integrate its InsureBASE software solution with First American's detailed property records to bring to the insurance, mortgage and real estate industries cost effective Estimated Replacement Cost (or ERC) reports and values for single family residences throughout the United States. First American granted Bluebook a non-exclusive, non-transferable license during the term of the agreement to specified software applications, valuation models, information, images and other services to use in connection with Bluebook's InsureBASE, ERC Values, ERC Reports and leadBASE software solutions. Bluebook granted First American a non-exclusive, non-transferable license during the term of the agreement to sell Bluebook's InsureBASE, ERC Values, ERC Reports and leadBASE products. In consideration for the rights granted under the agreement, each party must pay the greater of either: (a) a royalty fee based on the gross revenue generated from the delivery of any of Bluebook's InsureBASE, ERC Values, ERC Reports and LeadBASE software solutions which utilize or incorporate First American's services; or (b) the cumulative monthly total amount of minimum transaction fees. The agreement has an initial term of two years from March 25, 2005 and will automatically renew for additional successive periods of twelve months unless sooner terminated. The Company expects to begin recognizing revenue under the contract late in the fourth quarter of 2005 or early 2006.

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

      The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Condensed Consolidated Financial Statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

Revenue Recognition

      Our revenues are from the sale of books, and the delivery of software and Internet based solutions. The book is a codification of the Company's most recent information database. Revenue is recorded when the book is shipped.

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

      Services Revenues: Revenues from services are comprised of consulting and implementation services and, to a limited extent, training. Services are generally charged on a time-and-materials or fixed fee basis and include a range of services including installation of off-the-shelf software, data conversion and building non-complex interfaces to allow the software solutions to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e., do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for services are recognized as the services are performed.

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

Software Solutions Development Costs

      Software solutions development costs consist of costs to refine and test software masters, user documentation and training manuals for software solutions to be sold. These development costs encompass most of our software solutions but the most significant costs unamortized at September 30, 2005 are for new Internet based software solutions. Our design costs have been expensed. We hired outside consultants to do much of the coding and testing in the products development. Capitalized costs, however, include only (1) external direct costs of material and services to test and refine the software masters, and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the completion of the projects coding, testing and preparation of user information. Capitalization of such costs ceases no later than the point at which the project is available for general release to customers. In the second quarter of 2005 we began amortization of the software solutions development costs for the InsureBASE and Insure to Value software solutions. Software solutions development costs related to the B.E.S.T.NET and B.E.S.TCentral software solutions have not been amortized, as these software solutions have not become marketable.

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

ITEM 3.           CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There has been no change in our internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.           OTHER INFORMATION.

      On September 30, 2005 the Company entered into a second note payable with the father of the Company's President and Chief Executive Officer in the amount of $30,000 that is due and payable on December 31, 2005. The note bears an interest rate of ten percent (10%) per annum and a one time payment of a five percent (5%) loan fee equal to $1,500 due at maturity. The loan fee was subsequently waived..

ITEM 6.           EXHIBITS.

EXHIBIT
NUMBER                           DESCRIPTION
--------- ----------------------------------------------------------------------
10.1 Note agreement dated September 30 2005 by and among The Bluebook International Holding Company as borrowers, and Daniel Josipovich, Sr. father of the Company's Chief Executive Officer as lender.
31.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and
          Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE BLUEBOOK INTERNATIONAL HOLDING COMPANY


Dated: November 21, 2005           By: /S/ Mark A. Josipovich
                                      ------------------------------------------
                                           Mark A. Josipovich
                                           President, Chief Executive Officer,
                                           Principal Financial Officer,
                                           Principal Accounting Officer,
                                           Treasurer and
                                           Chairman of the Board of Directors