Form 10KSB
period 2005-12-31
BLUEBOOK INTERNATIONAL HOLDING CO
filed 2006-09-01
CIK 1126577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.
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
Common Stock, $0.0001 par value.
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Registrant’s revenues for its fiscal year ended December 31, 2005: $619,747.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,115,846 (based on the average of the high ask and low bid prices, respectively, of the Registrant’s common stock as reported on the OTC Bulletin Board on June 23, 2006, of $ .50 cents per share).

As of June 23, 2006, there were outstanding an aggregate of 9,336,630 shares of the Registrant's common stock, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

FORM 10-KSB

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Change in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III

Item 9.	Directors, Executive Officers, Promotors and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services
Signatures

EXPLANATORY NOTE

As used in this report the terms “the Company,” “we,” “us,” “our,” or “Bluebook” refer to The Bluebook International Holding Company (“Bluebook Holding”) and our wholly-owned subsidiary, The Bluebook International, Inc., a Nevada corporation (“Bluebook International”).

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

Some of the information in this report may contain forward-looking statements. These statements can be identified by the use of forward-looking words such as “may,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss plans, goals and objectives for future operations and growth, contain projections of results of operations or financial condition or state other “forward-looking” information. You should understand that these forward-looking statements are estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; managerial execution; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We provide proprietary data, software solutions and services that help automate, integrate, manage and quicken the underwriting and claims process. Our underwriting solutions (as described below), provide for validation and automation of structure replacement costs for quoting residential structure replacement costs and insurance premiums in significantly less time than is common today. These products can provide insurance professionals, appraisers, mortgage bankers and lenders greater automation and validation and extend premium quoting and policy fulfillment capabilities through automation. Our claims solutions deliver paperless claims information to insurance personnel and directly to the outside service vendors (e.g., contractors, inspectors, adjusters, repair professionals, among others) through our integrated software solutions. Our claims solutions provide the insurance carrier with the ability to electronically track and manage claims. We also develop, market, and sell THE BLUEBOOK (book) to the insurance, mortgage banking and related industries.

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

Gama Computer Corporation had not realized any revenue from its initial business plan and had incurred a substantial working capital deficit. At that time, Gama Computer Corporation had nominal business activities and could be considered a “shell company.” On September 24, 2001 Gama Computer Corporation entered into an Agreement and Plan of Merger, dated September 24, 2001 (the “Merger Agreement”), with Andrew Hromyk, its executive officer and majority stockholder, Bluebook Acquisitions Corp., a Nevada corporation and a wholly-owned subsidiary of Gama Computer Corporation (“Gama Sub”), Bluebook International, Inc., a Nevada corporation (“Target”), and Target’s stockholders, Mark A. Josipovich, Daniel T. Josipovich, Daniel E. Josipovich and Dorothy E. Josipovich (collectively, the “Target Stockholders”).

Target was incorporated in Nevada on December 5, 2000, succeeding operations that began in 1964 by Daniel E. Josipovich and Dorothy E. Josipovich, its sole proprietors, under the trade name “The Bluebook of Cleaning, Reconstruction and Repair Costs,” and related names. Daniel E. and Dorothy E. Josipovich had sold all of the assets of their business, including the publication known as “The Bluebook of Cleaning, Reconstruction and Repair Costs,” a web-based version of the book known as “The Bluebook Estimating Systems Technology,” the software technology known as “B.E.S.T.Net” and the intellectual property, license agreements and goodwill associated with their business to Target on September 15, 2001.

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

PRODUCTS AND SERVICES

The principal business of the Company has been developing and selling THE BLUEBOOK (The Bluebook of Cleaning, Reconstruction and Repair Costs) and B.E.S.T. (Bluebook Estimating Software Technology). THE BLUEBOOK is a book and is published in both desk and pocket sized formats. It contains average unit cost pricing information for residential structures and is utilized within the insurance, construction and related industries. In 1982, we introduced our estimating software program B.E.S.T., which is a software format of THE BLUEBOOK and allows subscribers the option to retrieve unit cost pricing information to calculate repair and replacement cost estimates and to deliver claims electronically.

The Company is currently developing B.E.S.T.Net and B.E.S.T.Central, which are web-based cost estimation and claims management software solutions that are designed to assist in the facilitation of insurance claims information in a near paperless environment. Although the development of the Company’s B.E.S.T.Net Solution is substantially complete, the Company is currently working on the completion of B.E.S.T.Central and constructing a tie-in or interface between B.E.S.T.Net and B.E.S.T.Central, as well as the integration of B.E.S.T.8 (as described below) into B.E.S.T.Central.

We believe our software solutions will help insurers mitigate losses and assist in the direct delivery of information to the required participants (e.g., adjusters, contractors, inspectors, attorneys, independent experts, etc.). Our solutions were designed to more accurately price, process and manage the underwriting and claims process.

Insurance underwriting and claims processing involves the collection, management, compliance, maintenance and storage of enormous volumes of information from a large number of internal and external sources across disconnected systems and lines of insurance (e.g. property, automotive, workers compensation, etc.)

Information today must be, among other things, facilitated and physically reviewed, processed, copied and filed by many persons and entered into many systems requiring redundant, unnecessary tasks that contribute to inefficiencies and inaccuracies.

Insurance companies have many systems controlling insurance data in each of the many insurance lines that have, over the years, been technologically “bridged together.” Trying to install a solution that integrates through each of these systems, each designed for a specific work flow, and governed by a particular programming language, including outdated programming languages such as Cobal and Fortran, is a difficult task. Our solutions do not “install” inside this maze. Rather, we connect at the beginning where information starts and use the Internet to bypass internal workflow stoppages and technological break points. The Company presents solutions that are “ready” and packaged with standards that are already used and accepted by the insurance industry, including its proprietary database, and will allow us to deliver information with significantly reduced time and costs. Bluebook’s products were also designed for vendors and suppliers that participate in the claims process (e.g. contractors, inspectors, adjusters, attorneys, sub-contractors, call centers, agents, etc.). Existing systems still move data to and from point to point; however, with Bluebook’s software solutions, data and information are now highly accessible, delivered without significant delay, and managed throughout an entire process.

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

We believe our principal software solutions will expand the size and scope of our target markets and enhance our revenue potential. Prior to our principal software solutions, THE BLUEBOOK (book) was the principal source of revenue for the Company. Unlike THE BLUEBOOK, our software solutions automate the delivery of claims estimates and other insurance claims information via the Internet. The expansion of our services from providing data in the form of a published book to providing data via our software products expands our target markets and opportunities to also sell to those clients that require an automated data delivery and claims information system either as an installed or a remotely accessed (via the Internet) software solution.

Users of our software solutions will need a standard Microsoft Windows operating software in order to be able to operate our software solutions. Our InsureBASE, B.E.S.T.7.5, B.E.S.T.8, B.E.S.T.Central and B.E.S.T.Net software solutions, each as discussed below, require, at a minimum, the standard Microsoft Windows 98 SE (second edition) operating system (or a more updated version of this program) in order to operate. Each of these software solutions also requires access to the Internet and either Microsoft Internet Explorer 5.1 or Netscape version 4.0 (or a more updated version of either of these programs) in order to operate.

THE BLUEBOOK

Since 1964, THE BLUEBOOK has been a reference for the insurance, cleaning, construction, reconstruction, repair, and service industries. THE BLUEBOOK contains average unit costs pricing for residential structures that is utilized specifically within the insurance, construction and related industries. It is printed in both a desktop and pocket sized format. THE BLUEBOOK is utilized by professionals in the insurance repair and related industries that create cost estimates for residential structures and light commercial structures. Light commercial structures are those structures that use many of the same materials that are used in residential construction, such as stores that make up a strip mall. THE BLUEBOOK is an annual publication that is updated annually in the paper format. We have printed approximately ten thousand copies of THE BLUEBOOK during each of the past four years. The retail cost of the desk edition 8.5” x 11” version is $89.95 and the retail cost of the pocket edition is $42.95. Both products are discounted for volume purchases of greater than 5 books.

B.E.S.T.7.5

B.E.S.T.7.5 is a stand alone, residential and light commercial estimating software solution for use on desktops, laptops, pen-based units and the Tablet PCs. B.E.S.T.7.5 is scalable for multi-user environments and contains Bluebook’s proprietary database, training tutorial and estimating engine. B.E.S.T.7.5 provides the estimator with automated industry specific tools, such as board feet calculators, roofing calculators, and automated time and material calculators, to estimate repair cost of damage for various residential structures and light commercial structures. Light commercial structures are those structures that use many of the same materials that are used in residential construction, such as stores that make up a strip mall. The cost of our B.E.S.T.7.5 software solution can range from $995 to $2,495 per license with a 20% maintenance fee due annually. The Company released its B.E.S.T.7.5 software solution in the quarter ended June 30, 2005, and is currently marketing and selling this software solution. As of December 31, 2005, 87 licenses have been sold.

B.E.S.T.8

The B.E.S.T.8 product is the Company’s Internet integrated release. B.E.S.T.8 is a stand alone estimating software solution that will be web enabled. B.E.S.T.8 users will have the capability to access the Internet for updates and upgrades and integration with the Company’s B.E.S.T.Net and B.E.S.T.Central software solutions, as described below. We plan to complete this product in two phases. The first phase release will include enhancements of the estimating features of B.E.S.T.7.5, and it will allow for claims estimates and data to be delivered via the Internet using almost any email program without having the software installed. The first phase is expected to be released in the first quarter of 2006. The second phase release is being designed to include an enhanced and integrated web-based access and delivery system where vendors (e.g., contractors, estimators, independent adjustors, etc.) can access the solution via the Internet without having to install the solution on a local hard drive. B.E.S.T.8 will also use synchronization technology to upload the estimate information for extraction into our software solutions B.E.S.T.Central or B.E.S.T.Net (described below). B.E.S.T.Central and B.E.S.T.Net are hosted on a server such that vendors with access to the Internet and valid access to these software solutions via a license through an insurance carrier, can access the estimates provided by B.E.S.T.8. Upon completion of the second phase, users of our B.E.S.T.8 software solution can choose to either use this integrated system, together with our B.E.S.T.Central and B.E.S.T.Net software solutions, or to install B.E.S.T.8 on their local hard drive and use it as a stand alone estimating software solution.

Like our B.E.S.T.7 software solution, the cost of our B.E.S.T.8 software solution can range from $995 to $2,495 per license with a 20% maintenance fee due annually.

With respect to both our B.E.S.T.7.5 and B.E.S.T.8 products, our customers purchase licenses to use our B.E.S.T.7.5 and/or B.E.S.T.8 software for one year from the date of purchase. Each year, our customers have the option to subscribe to a support contract whereby the Company provides product upgrades and pricing updates, including providing the customer access to certain technology updates to keep current with new Microsoft Windows required drivers. In addition to THE BLUEBOOK, B.E.S.T.7.5 and B.E.S.T.8, we offer the principal software solutions described below:

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

 B.E.S.T.Net and B.E.S.T.Central

B.E.S.T.Net and B.E.S.T.Central are web-based claims management software solutions that are designed to assist in the facilitation of insurance claims information in a near paperless environment. The Company has substantially completed its development of B.E.S.T.Net and is currently working on the completion of B.E.S.T.Central and constructing a tie-in or interface between B.E.S.T.Net and B.E.S.T.Central as well as the integration of B.E.S.T.8 into B.E.S.T.Central. The Company is also currently constructing an enhanced interface between B.E.S.T.Central and the tie-in with B.E.S.T.7.5. The Company has not yet begun sales of B.E.S.T.Net or B.E.S.T.Central.

B.E.S.T.Net delivers insurance claims electronically to adjusters and insurer selected claims professionals. It centralizes claims information for easy access via the web in a standard file format that can be utilized across multiple platforms. B.E.S.T.Net integrates with B.E.S.T.Central and delivers and manages claims information electronically via the web to claims professionals who are authorized to do the work and finalize the claim. B.E.S.T.Net and B.E.S.T.Central were designed to provide the insurer and the vendor (e.g., contractor, subcontractor, estimator, independent adjuster, etc.) with the ability to access, edit and assign insurance claims electronically in order to reduce the amount of paper intensive processing and delays in the delivery of information to required participants in the claims process.

B.E.S.T.Net, and B.E.S.T.Central will each be sold on a case by case basis and priced based on a number factors, including the following: volume, term of commitment, service levels required or purchased, amount of information purchased, number of features or modules purchased, area of the country where support would be administered, training requirements, costs of selected maintenance level agreement, deployment and setup costs.

InsureBASE

As of December 31, 2005, the Company had completed its development and was in the process of selling its Internet based software solution for business, InsureBASE.

InsureBASE is an automated residential property information solution that can provide a replacement cost for a residence within minutes, along with its current market valuation, property characteristics, and an array of neighborhood and other underwriting information . InsureBASE is different from other general appraisal software because it can provide information in an automated format in the following four categories: replacement cost calculation, assessment and financing history, current market value and information on comparable neighboring properties. The information untilized by InsureBASE is compiled using THE BLUEBOOK database to estimate the replacement cost of a residential structure less the cost of the land to help insurers and homeowners calculate the replacement cost of a single family structure. The Company has been compiling THE BLUEBOOK database for over forty years from various external data providers and through feedback from the users of THE BLUEBOOK. In addition, we have automated much of our data aggregation process through the development of DataCentral, which is the automated data collection hub of our InsureBASE software solution. DataCentral allows us to significantly reduce the amount of manual effort and costs typically associated with collecting and maintaining the property replacement database by automating many of the processes.

The information utilized by InsureBASE can also access the public data records of First American Real Estate Solutions Company (NYSE: FAF) or “First American,” with whom we have signed a Joint License & Revenue Share Program. For a discussion of our agreement with First American Real Estate Solutions Company see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies - Joint License & Revenue Share Program.” The public data records of First American Real Estate Solutions Company includes financing history, assessment, current market value and neighborhood comparables. We combine the information provided through First American’s public data records with our replacement cost data from the THE BLUEBOOK database to produce a replacement cost calculation for a residential structure excluding the land. This replacement cost calculation is used by insurers, appraisers, lenders, agents, adjuster and others in the insurance industry to valuate a residential structures replacement cost for insurance purposes.

By automating the entry of data fields (e.g., number of bedrooms, bathrooms, square feet, number of stories, etc.) this system can expedite the calculation process by reducing the amount of entries required by the user. InsureBASE is delivered via the Internet to insurers, adjusters, insurance agents, appraisers, mortgage lenders and other related market professionals involved in the underwriting and risk mortgage process. We believe that this product can minimize underinsurance and reduce liability by estimating appropriate insurance replacement cost coverage for the insured in the event of a total loss.

ERC reports and LeadBASE reports are the output reports for the InsureBASE software solution. An ERC value is a field contained in the ERC report. Each report provides the estimated replacement cost of a residential structure less the land value. Each report provides the estimated replacement cost of a residential structure less the land value. Both reports contain information regarding the characteristics of the residential structure (such as roof type, square foot, number of stories, bedrooms and bathrooms) when such information is available from the Bluebook or First American database or when such information is provided by the user. A LeadBASE report and an ERC report contain the same information. An ERC report is utilized as one of the contributing factors in helping develop a proper structure insurance coverage on certain residential property. A LeadBASE report is provided to insurers through the Company’s Insure to Value software solution at insuretovalue.net on behalf of customers looking to receive a residential property insurance coverage report or quote. The minimum transaction fee for an ERC value is $1.00. The minimum transaction fee for a LeadBASE report is $5.50. The Company completed development of InsureBASE in November of 2004 and is currently marketing and selling the solution. InsureBASE is sold on a case by case basis and priced based on the same factors discussed above under B.E.S.T.Net and B.E.S.T.Central.

Insure To Value

As of December 31, 2005, the Company completed development of its Internet based consumer software solution, “Insure to Value”.

Insure to Value uses the same software and database as InsureBASE, however, it does not include the automation of data fields. Insure to Value can generate a replacement cost. However, the general property information (e.g., number of bedrooms, bathrooms, square feet, number of stories, etc.) has to be entered manually by the user. We began marketing and delivery of the Insure to Value software solution in the third quarter of 2005. Every time a customer uses Insure to Value, they incur a transaction fee that can range from $15.95 to $19.95.

B.E.S.T. HIU (Home Inspection Underwriting)

B.E.S.T. HIU is a comprehensive, automated solution that was developed to incorporate the functionality required by insurers to easily dispatch and deliver electronic inspection information and to monitor and manage, through the use of generic mobile devices (such as the Tablet PC), the inspection process in the field from the office, as well as the underwriting process in the office (including the automated Replacement Cost Calculations delivered from InsureBASE) from the field. B.E.S.T.HIU is the technology that allows InsureBASE to deliver an assignment electronically to various generic mobile devices and in this manner extends the capabilities of InsureBASE. B.E.S.T.HIU is complete and currently being marketed. B.E.S.T. HIU is sold on a case by case basis and priced on the same factors discussed above under B.E.S.T.Net and B.E.S.T.Central.

STRATEGIC PARTNERS

We work with the industry-leading companies described below to facilitate the development and marketing strategy of our technologies, products and services. To our knowledge, with respect to each of our partners, we are currently the only partner they have that provides software solutions for estimating residential replacement cost reports. Other than with Microsoft, First American, Kroll Factual Data, and ACI, we have not entered into any formal written agreements with our authorized partners.

Microsoft

We are part of a Microsoft initiative in the financial services industry called the Insurance Value Chain, or IVC. We are also a Microsoft Certified Gold Partner which requires us to have qualified personnel with certain credentials from Microsoft in the installation, use and training of their solutions. The IVC is being marketed and promoted through Microsoft and its community of partners that work today with the insurance industry. The IVC was developed by Microsoft as part of a plan to deliver integrated insurance solutions to the insurance industry. The IVC technologies intend to deliver scalable, enterprise-level, ready software solutions that significantly reduce the time it takes to implement solutions in the insurance industry thereby producing faster return on insurer investment and provide alternative solutions for existing in-place technology which often limit modernization. Other partners of the value chain include: EDS, Hewlett Packard and other Microsoft partners and invited participants that play an active role in the deployment, implementation, integration and support of IVC partner products and services. We are the only company in the IVC to provide software solutions for underwriting, claims facilitation, management, auditing and estimating. We entered into a royalty license and distribution agreement with Microsoft pursuant to which we may integrate and redistribute Microsoft products with our solutions. We are not required to and do not pay any fees to Microsoft in order to participate in the IVC.

First American Real Estate Solutions Company

Basis100 Corporation (acquired by the First American Real Estate Solutions, L.P.) and Bluebook jointly launched the original version InsureBASE in late 2003, a software solution that integrates with Bluebook’s replacement cost calculator and Basis100’s automated property valuation technology, or AVM. After the acquisition of Basis100 Corporation by First American, the original InsureBASE software solution had to be updated to incorporate the policies and data structures of the First American database of which the Basis 100 database was a subset. We entered into a new joint license and revenue share agreement with First American. For a discussion of the terms of our agreement with First Real Estate Solutions Company see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Commitments and Contingencies - Joint License & Revenue Share Program.”

SERVER CAPACITY

Our software solutions are mostly internet based and provide customers with the ability to access and process information over the internet. In order to ensure that our server capacity is sufficient to handle the flow of traffic generated by the sales of our software solutions, prior to deployment of any new client contracts, we analyze the necessary bandwidth and hardware needed to properly deploy the new client and its user base. If necessary, we add the appropriate amount of hardware and bandwidth for each new customer prior to deploying. In this way, we have the proper amount of equipment and bandwidth for successful deployments.

 SECURITY MEASURES

Several of our software solutions are designed to maintain and manage customers’ information so that it is accessible over the Internet. The Company has taken the safety measures described below to ensure that customers’ information is kept secure and is not accessible by non-related parties:

—	We have 128 bit encryption of our customer information and other data.

—	Firewalls have been set in place to help prevent unauthorized access to customer information and other data.

—	Our data sits on a separate server than the application accessed by our customers to retrieve data.

—	No downloads from our server that are over 1 megabyte are permitted.

—	At any one time, only two persons have access to our data with a sign in and sign out sheet including a log-in security password.

DISTRIBUTION

We market and sell THE BLUEBOOK and B.E.S.T.7.5 products primarily through the mail, conventions and the Internet using the interactive sales tool on Microsoft’s terminal services solution. We market and sell to vendors in the insurance, residential real estate, construction and related markets (e.g., independent adjusters, appraisers, inspectors, lenders and repair service providers) and others that may be involved in the restoration, repair, insurance validation or replacement of a residential structure, including, contents replacement, additional living expenses and temporary housing. We target these clients via mail lists purchased by the Company or provided by insurance carriers, our partners, clients and customers. Microsoft’s terminal services solution, the Windows Terminal Server, enhances our ability to demonstrate the capabilities of our software solutions without actual installation of the software solutions. When users run an application on the Windows Terminal Server, the application execution takes place on our server, and only keyboard, mouse and display information is transmitted over the network.

B.E.S.T.Central and B.E.S.T.Net will be sold by direct, on-site demonstrations or by authorized partners and resellers, such as Consulting Groups and VAR. Permission for on-site demonstrations comes with an invitation from the potential client either by phone or on-site. If the client grants permission for an on-site demonstration or a live demonstration via the internet, the sales representative provides a web site address where the potential client can view the software. The process for the delivery of these software solutions usually requires a demonstration and a response to a Request for Proposal. A Request for Proposal is a questionnaire that a potential client or managing organization provides to a select group of vendors questioning each vendor as to the specific capabilities of such vendor’s solutions and whether such solutions provide the capabilities the client requires. Potential clients may also require a Proof of Concept, which entails the use of the software solution by a much smaller group of potential client users such that the users can test the software solution and validate its capabilities or shortfalls.

Independent vendors such as policyholders, contractors and sub-contractors who desire to utilize B.E.S.T.Central and B.E.S.T.Net to electronically receive assignments, will be able to purchase a compatible license to B.E.S.T.Central or use a portal connection or an integrated version of the installed B.E.S.T.8 software. Customers of B.E.S.T.Central and B.E.S.T.Net may also elect to send assignments via email to independent vendors who do not purchase a compatible license to use the software. While customers of B.E.S.T.Net and B.E.S.T.Central can receive assignments via the Internet, those who do not purchase a compatible license will not be able to directly participate or be knowledgeable of the claims process on a real time basis.

Currently, users of our B.E.S.T.7.5 software that have an Internet connection receive software updates and upgrades over the Internet using an “automatic update” feature included in the software. Users who do not have an Internet connection, or do not wish to receive updates via the Internet, receive updates quarterly by delivery of a compact diskette or DVD as long as they remain on the upgrade plan. We plan to continue to sell and deliver software updates and upgrades using the Internet or by delivery of a compact diskette or DVD. Even though our BE.S.T.Net and B.E.S.T.Central software solutions are web based, these software solutions will also require updates and upgrades because they are distributed to our customers via a separate install on the Company’s local servers. Users of these software solutions can choose to receive updates and upgrades over the Internet. However, a customer may not wish to have the upgrades installed for purposes of maintaining consistency and control.

THE BLUEBOOK and our software solutions are sold throughout the United States and Canada. The Company has built thousands of variance tables that cover most cities across the United States and Canada and identify differences in labor, material and equipment costs. Each such variance table contains a multitude of data elements that have been researched over the past forty years. Data elements are factors that affect the labor, material and equipment costs in the variance tables. Through the use of these variance tables, we are able to extract pricing information that accounts for the locality differences in repair and supply cost.

CUSTOMERS

Our existing base of users of THE BLUEBOOK includes thousands of insurance companies, contractors and service providers. We continue to sell THE BLUEBOOK and also have several hundred installations of our B.E.S.T.7 and new 7.5 version estimating software solution. We have four partner distributors of our InsureBASE solutions and expect to demonstrate, test and sell B.E.S.T.Net and B.E.S.T.Central to our existing and new client base through direct sales and our strategic partners.

We are in discussions or have signed proof of concept agreements with several resellers and providers for the use of InsureBASE and B.E.S.T.7.5 products. Although our revenues are currently not concentrated among a relatively small number of customers, we expect that a significant portion of our future revenues coming from sales of our new products, Insure to Value, InsureBASE, B.E.S.T.Net and B.E.S.T.Central, will come from a relatively smaller number of customers. Therefore, in the future, the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could harm our financial condition and results of operations.

DEVELOPMENT OF PRODUCTS

The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and new product introductions. As a result, our success depends, in part, on our ability to continue to enhance our existing software solutions and to develop and introduce new software solutions that improve performance and reduce total cost associated with the insurance claim process. We have invested significantly in product development. We continue to enhance and extend our products and to increase the efficiency, performance and management capabilities of our data, estimating, underwriting and claims management solutions.

The Company has built thousands of variance tables that cover most cities across the United States and Canada containing a multitude of data elements that have been researched over the past forty years. The Company has automated access to many of the data elements. Information for other data elements are gathered from phone research and feedback from our users.

For the years ended December 31, 2005 and December 31, 2004, we spent approximately $117,000 and $554,000 in development of our products, respectively. Of this amount, $375,923 for the year ended December 31, 2004 was expensed as the products had not reached technological feasibility as required by S.F.A.S. No. 86. Funds for these investments came from revenues from operations, loans from officers and investors and a private placement of our common stock. These costs were primarily for the development of our B.E.S.T.7, B.E.S.T.8, B.E.S.T.Net, B.E.S.T.Central and InsureBASE products. We expect to continue in the maintenance and development of products. Once the development of B.E.S.T.Net and B.E.S.T.Central is complete, we expect our development costs to decrease.

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

Although we believe we have an advantage over our competitors by having access to our proprietary data and processes, some of our competitors have significantly greater human and financial resources. As a result, these competitors could adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products. These advantages could allow them to respond more quickly to changes in customer and market requirements. In addition, some of our competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional products from us. These competitors may also be able to persuade our customers to replace our products with their products. Increased competition may result in reduced product prices, lower gross margins, reduced profitability and reduced market share. There can also be no assurance that we will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm our business. See “Risk Factors.”

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

We may receive in the future notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted against us in the future, and it is possible that past or future assertions could harm our operations and financial condition. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements may require us to license back our technology or may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business. See “Risk Factors.”

As part of the Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, we are obligated to pay a royalty to Daniel E. Josipovich and Dorothy E. Josipovich, co-founders of our business, in the amount of 6% of Net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by us, less any returns, rebates, discounts, allowances, rejections and credits, and less the actual out-of-pocket costs and expenses incurred, other than depreciation, reserves, taxes, interest and extraordinary expenses. The royalty is to be paid in perpetuity. As of December 31, 2005, under the above definition, we had negative net revenue, therefore no royalty expenses were accrued.

Bluebook for Adjusters & Contractors, DeeJay Adjusting and Bluebook of Cleaning, Reconstruction and Repair Costs (including logos) are our trademarks. We further claim trademarks for B.E.S.T., B.E.S.T.Net, Insure to Value, InsureBASE, DataCentral and B.E.S.T.Central. We also own the following copyrights:

—	Adjuster/Contractor Bluebook Southern California Edition, (C) 1979;

—	“New” Bluebook for Adjusters & Contractors, (C) 1981;

—	The Bluebook for Agents, Adjusters and Contractors, (C) 1981, 1984;

—	Bluebook Estimating Systems Technology, (C) 1982;

—	The Bluebook of Cleaning, Reconstruction and Repair Costs, (C) 1989, 1997, 1999; and

—	The Bluebook of Cleaning, Reconstruction and Repair Costs, Pocket Editions, (C) 1989, 1999, 2000, 2001, 2002, 2003, 2004 and 2005.

EMPLOYEES

As of June 7, 2006, we had nine (9) full-time employees and no part-time employees. We have not experienced any work stoppages and consider our relations with employees to be good. Competition for technical employees in the software industry continues to be significant. We believe that our success depends, in part, on our ability to hire, assimilate and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating and retaining employees in the future.

RISK FACTORS

An investment in our common stock involves a very high degree of risk. You should carefully consider the risks described below, as well as other information contained in this report, before investing in our common stock. All material risks and uncertainties presently known to us are described below. If any of these risks occur, our business could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Business

We have incurred losses from operations since inception and anticipate future losses. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

We have incurred net losses since inception. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in research and development, sales and marketing and general and administrative expenses. Even though we expect to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

We have experienced losses since inception, incurred negative cash flows from operations since 2001, and, as of December 31, 2005, had an accumulated deficit of $11.7 million. Cash used in operations for the years ended December 31, 2001, 2002, 2003,2004, and 2005 were $689,645, $173,249, $1,120,154, $831,050, and $1,639,417, respectively. We expect that we will continue to incur negative cash flows and require additional cash to fund our operations and implement our business plan. The continued development of our technology and products will require significant additional capital investment. Our financial statements have been prepared assuming that we will continue as a going concern. The auditor’s reports on our financial statements state that there is substantial doubt about our ability to continue as a going concern.

We need additional capital in order to continue as a going concern and any required capital may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail our operations and reduce spending, or obtain funds on unfavorable terms.

Our cash balance as of July 31, 2006 was approximately $76,000.

We plan to actively seek additional funding in order to continue as a going concern. Our cash requirements for the next twelve months are expected to be approximately $3 million. Approximately $2.5 million is required to eliminate the working capital deficit while $.5 million would be required to fund negative cash flow from operations until sufficient collections from revenues are achieved to fund operations. We intend to seek outside debt and/or equity financing to supplement anticipated cash from operations.

In addition, we may be required to consider raising additional funds through one or more of the following: (1) sale of various Company assets, including our proprietary databases; and (2) licensing of our technology on unfavorable terms. The sale of all or part of our proprietary databases or the licensing of our technology on unfavorable terms will result in the Company either losing revenue generating assets through the sale of those assets or the Company being dependent on the ability of licensees of those assets to adequately market the information or technology on our behalf at reduced margins from those the Company may be able to attain if it were able to license those assets on more favorable terms. Licensing of the assets generates two streams of revenue, a one time fee and an ongoing fee for use based on the sales generated by the licensee. We would become dependent upon the abilities of the licensee to market the information or technology and would be receiving reduced ongoing revenue streams resulting from the unfavorable licensing terms. The remaining assets of the Company that would be available for sale would be nominal surplus furniture and equipment with little liquidation value. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce operating expenses through reductions in sales and development personnel to decrease our cash expenditures.

Additional capital may not be available on acceptable terms, if at all. The public markets may remain unreceptive to equity financings, and we may not be able to obtain additional private equity financing. Furthermore, any additional equity financing would likely be dilutive to stockholders, and additional debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we may be required to curtail our operations significantly and reduce operating expenses through reductions in sales and development personnel, or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms.

The market price of our common stock , which is traded on the OTC Pink Sheets, has been and is likely to continue to be highly volatile, which may limit our ability to raise capital in the future or cause investment losses for our stockholders and result in stockholder litigation with substantial costs, economic loss and diversion of our resources.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public technology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in 2003 our closing stock price ranged from a low of $0.20 to a high of $22.00, in 2004 our closing stock price ranged from a low of $0.80 to a high of $8.00, and in 2005 our closing stock price ranged from a low of $0.27 to a high of $5.01 These stock prices have been retroactively presented to reflect the one-for-twenty reverse stock split declared on November 17, 2004. Fluctuations in the trading price or liquidity of our common stock may harm our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Our disclosure controls and procedures are not effective.

In March of 2005, the Company reviewed its capitalized Program Development Cost related to its B.E.S.T.Net and B.E.S.T.Central software products that were capitalized during 2002 to 2004. The Company determined that some of these costs previously capitalized did not meet the requirements for capitalization as they were incurred before the software product had reached technological feasibility as required by S.F.A.S. No. 86, as the prototype was not tested until February 2003. This fact was not known at the time of capitalization, and upon a closer review, the changes have been accounted for as a restatement of the prior periods.

The Company’s management, under the supervision and with the participation of our chief executive officer and principal financial officer, have reconsidered the effect on the adequacy of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the fiscal year ended December 31, 2004 in light of the error in the capitalization of software development costs. Management has determined that the following control deficiencies exist with regard to the preparation of our financial statements:

—	inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters;

—	failure to perform timely reviews; and

—	inadequate preparation and insufficient review and analysis of certain operational financial statement account reconciliations.

—	untimely reporting of capital stock transactions.

We continue to improve and refine our internal controls and we are committed to remediating the deficiencies in disclosure controls as expeditiously as possible. Lack of certain disclosure controls and procedures, could result in a misstatement of our financial statements. As of December 31, 2005 our internal controls were ineffective.

We depend on two key personnel for our future success. If we lose our two key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

Our future success is substantially dependent on the efforts of our management team, particularly Mark A. Josipovich, our Chairman of the Board, Chief Executive Officer, President and Treasurer, and Daniel T. Josipovich, our Chief Operating Officer and Director. Mark A. Josipovich has been the entrepreneurial driver of Bluebook’s strategic initiatives for the past 17 years and Daniel T. Josipovich has designed, directed and managed development of Bluebook’s products for the past 23 years. Mark A. Josipovich and Daniel T. Josipovich may terminate their employment at any time. The loss of the services of members of our management may significantly delay or prevent the achievement of product development and other business objectives.

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

We have introduced some of our software solutions only recently and some of our software solutions are still under phased deployment and development. Among our recently introduced solutions are InsureBASE and Insured to Value. Although development of our B.E.S.T.Net and B.E.S.T.Central solutions are substantially complete, we are still in the process of developing an interface between B.E.S.T.Net, B.E.S.T.Central and B.E.S.T.8. Because we have limited cash to devote to product development and commercialization, any delay in the development of one solution or reallocation of resources to development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate additional revenue will decrease. Our future operating results could be harmed as a result of increased expense for our product development.

In addition, our solutions may not achieve satisfactory market acceptance, and we may not be able to successfully commercialize them on a timely basis, or at all. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected.

We may be unable to successfully market and distribute our products and implement our distribution strategy, which could limit our ability to sell our products and reduce our revenues.

The market for claims management, estimating and underwriting solutions are highly fragmented. We market and sell THE BLUEBOOK and B.E.S.T.7.5 products primarily through the mail, conventions and the Internet using the interactive sales tool on Microsoft’s terminal services solution. Our software solutions, B.E.S.T.Central and B.E.S.T.Net are to be sold by direct, on-site demonstrations and by authorized partners and resellers. We may not be able to successfully develop and maintain our marketing, distribution or sales capabilities. If our marketing and distribution strategy is unsuccessful, or if we do not maintain or expand our relationships with our existing user base and strategic partners, our ability to sell our products will be limited and our revenues will decrease. In addition, our future operating results could be harmed as a result of increased expenses for marketing.

We may face costly intellectual property disputes, which may result in substantial expense to us and significant diversion of the efforts of our technical and management personnel.

Although we do not expect to be subject to any intellectual property disputes, we may be subject to such claims. Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. We rely on proprietary information and techniques to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. We currently do not hold any patents for our software products.

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

The Josipovich family, collectively, beneficially owns 5,100,049 shares of common stock, which is 54.7% of the total number of shares of common stock currently issued and outstanding, not taking into account shares of common stock underlying outstanding warrants. The Josipovich family has the ability to exert substantial influence over all matters submitted to a vote of the stockholders of Bluebook, including the election and removal of directors and any merger, majority control over the board of directors, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably and which may decrease the price of our common stock.

Future sales of our common stock that are eligible for sale by our stockholders may decrease the price of our common stock.

We had 8,760,221 shares of common stock outstanding on December 31, 2005. Of these shares, 1,550,605 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding warrants to purchase 846,688 shares of our common stock. If our stockholders sell a large number of shares of common stock or if we issue a large number of shares in connection with future acquisitions or financings, the market price of our common stock could decline significantly. In addition, the perception in the public market that our stockholders might sell a large number of shares of common stock could cause a decline in the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal administrative, sales and marketing, customer support, and research and development facilities are located in approximately 3,732 square feet of leased office space in Lake Forest, California. We lease this office space from Cal-West Industrial Properties, LLC, a California limited liability company. In September 2004, we entered into a lease agreement for this office space. The lease was extended in September 2005 for a one year term. The monthly base rent for our current facility is $4,665 and we must pay as additional rent, our proportionate share of expenses, taxes and utilities estimated to be $2,508 per month.

We do not have any policies with respect to investments in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

On June 23, 2005, Bluebook was named a defendant in Eric Allison v. Christopher Albrick, The Bluebook International Holding Company and Mark Josipovich - Placer County Superior Court Case No. SCV18138. Plaintiff Allison filed this action for Breach of a Written Contract and Foreclosure of Security Interest. The action arises from a written promissory note (“Note”) from Defendant Albrick as borrower in favor of Plaintiff dated August 11, 2004 in the face amount of $450,000. This Note is secured by 418,074 shares of stock in Bluebook owned by Albrick as a result of Albrick converting a loan by him to Bluebook to equity in Bluebook (the “Bluebook Stock”). The causes of action in the original Complaint allege liability on the part of Bluebook based on allegations that Bluebook is the “alter ego” of Albrick.

Bluebook has cross-complained against Albrick for indemnity in that Albrick is the obligor under the Note, not Bluebook. Albrick secured his Note in favor of Plaintiff Allison with his Bluebook Stock. Plaintiff has made demand on Albrick to deliver the Bluebook Stock to him under the terms of the Note and collateral agreement.

Defendant Albrick has cross-complained against Bluebook for breach of oral agreement and fraud contending that the Bluebook Stock delivered to Albrick in November 2004 would be registered in December 2004. Albrick contends that he has been unable to sell his Bluebook Stock, which in turn has prevented him from being able to pay the $450,000 due Plaintiff Allison under the Note. Albrick further alleges a cause of action for Interference with Prospective Economic Advantage, claiming that his inability to sell the Bluebook Stock has damaged further economic activity between himself and Plaintiff Allison, with unknown damages to him. Finally, Albrick alleges Bluebook is in breach of a consulting agreement between himself and Bluebook, and that Bluebook owes him $71,000 for “consulting services”.

Bluebook plans to vigorously defend this action by Plaintiff and Albrick. Bluebook was not a party to the Note and has no responsibility for the obligation of Albrick who borrowed the funds under the Note from Plaintiff. Moreover, Bluebook as a publicly traded company, contends it certainly is not the “alter ego” of Albrick. As regards to the Cross-Complaint of Albrick, Bluebook intends to show there was no agreement to register the Bluebook Stock in December 2004, and Albrick has been paid in full for his past consulting services.

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

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Prices

Our common stock is quoted on the OTC Bulletin Board under the symbol “BBKH.” The following table sets forth the high and low bid information of the common stock for the quarters indicated as quoted on the OTC Bulletin Board.

	2004(1)		2005
	High	Low	High	Low
First Quarter	$8.00	$2.20	$5.01	$1.20
Second Quarter	$5.00	$2.40	$2.00	$0.51
Third Quarter	$6.00	$1.00	$1.00	$0.40
Fourth Quarter	$5.01	$0.80	$0.75	$0.27

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

According to the records of our transfer agent, we had 167 stockholders of record of our common stock at July_1, 2006.

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

On March 31, 2004, we entered into a loan agreement with Keith Klein for $120,000, of which $115,000 was outstanding as of December 31, 2005. The loan bears interest at the rate of 10% per annum and was originally due June 30, 2005. On November 23, 2005, the Company issued 30,000 shares of common stock to Mr. Klein in consideration for an extension of the maturity date of the loan to September 15, 2006. The common stock price on the date of issuance was $0.50 per share. The Company is currently subject to a penalty under the loan agreement in the amount of $7,500 for non-payment of amounts that were due to Mr. Klein by July 15, 2006. The loan is secured by the Company’s accounts receivables, tax refunds, deposit accounts, and cash and cash equivalents. If the collateral securing the loan is insufficient, the loan is also secured by the shares of the Company’s common stock held by Mark A. Josipovich, our Chairman of the Board, Chief Executive Officer, President, and Treasurer. The loan requires that the Company comply with certain covenants, including preserving its corporate existence, maintaining all rights and permits, complying with all applicable laws, and maintaining its properties used or useful in its business. The Company was in compliance with these covenants as of July 31, 2006.

On November 25, 2005 the company issued 50,000 shares of common stock to Mr. Klein as part of a one year consulting agreement. The common stock price on the date of issuance was $0.50 per share.

On January 18, 2005 the Company issued a warrant to Scott Liolios, a consultant to the Company, as part of a one year consulting agreement. The warrant would allow Mr. Liolis to purchase up to 160,000 shares of common stock at a price of $1.40. The warrant was immediately exercisable on issuance and expires three years from the date of issuance. The warrant is not reliant upon any future conditions.

During the period of April 21, 2006 through July 6, 2006 the Company issued 576,109 shares of the Company’s common stock to an employee and certain consultants to the Company.

These common stock issuances were issued in reliance upon the exemptions from registration provided by section 4(2) of the Securities Act of 1933 as the securities were offered in private transactions which did not involve any public offering. The recipients of securities in each such transaction were not solicited through any form of general solicitation or advertising, represented their level of sophistication and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources and additional financings, are subject to risks and uncertainties, including, but not limited to, those discussed in this prospectus under “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth are as of July 31, 2006, and we undertake no duty to update this information.

OVERVIEW

We provide proprietary data, software solutions and services that help automate, integrate, manage and quicken the underwriting and claims process. Our underwriting solutions (as described below), provide for validation and automation of structure replacement costs for quoting residential structure replacement costs and insurance premiums in significantly less time than is common today. These products give insurance, appraisers, mortgage bankers and lenders greater automation and validation and extend premium quoting and policy fulfillment capabilities through automation. Our claims solutions deliver paperless claims information to insurance personnel and directly to the outside service vendors (e.g., contractors, inspectors, adjusters, repair professionals, among others) through our integrated software solutions. Our claims solutions provide the insurance carrier with the ability to electronically track and manage claims from the first report through its completion.

Our claims solutions will deliver paperless claims information to insurance personnel and directly to the outside service vendors (e.g., contractors, inspectors, adjusters, repair professionals, among others) through our integrated software solutions. Our claims solutions provide the insurance carrier with the ability to electronically track and manage claims from the first report through its completion.

The Company’s independent auditors have raised doubts regarding the ability of the Company to remain as a going concern. The Company has a net loss from operations of $2,669,014 and a negative cash flow from operations of $1,639,417 for the year ended December 31, 2005, and has a working capital deficiency of $2,653,260 and a shareholders’ deficiency of $1,884,599 as of December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company’s operating cash flows for the twelve months ended December 31, 2005 were funded primarily through cash existing at December 31, 2004, revenues from operations and loans from related parties. The Company believes it has sufficient cash to meet its immediate working capital requirements while additional operations and development funds will be sought from loans from officers or principal stockholders of the Company and third party financing.

The Company has recently taken steps to improve liquidity, including seeking additional funding and deferment of a portion of the salaries of Mark A. Josipovich, the Company’s Chief Executive Officer, Daniel T. Josipovich, the Company’s Chief Operating Officer, and their sister, Michela Josipovich, and the consulting fees of Daniel E. Josipovich, the father of the Company’s executive officers Mark A. Josipovich and Daniel T. Josipovich. Such deferment is made on an informal basis based on available working capital for operating expenses. As of December 31, 2005, the total amount of the deferred balance was approximately $429,416. Deferred balances do not earn interest and no interest will be paid related to the deferrals noted above. If the Company is not successful in raising additional capital, it will further reduce operating expenses through headcount reductions and modify its business model and strategy to accommodate licensing of its software solutions and databases on unfavorable terms. Further, the Company will continue sales of THE BLUEBOOK and delivery of the B.E.S.T. 7.5 software solution and newer InsureBASE and Insured to Value software solutions. The Company does not expect any significant impact on its sales of THE BLUEBOOK, B.E.S.T. 7.5 and InsureBASE software solutions from such restructurings; however, they may adversely affect the development of any new software solutions. The Company believes the change in product focus, from delivery of software solutions on disk to the delivery of web-based software solutions, will result in future increases in sales over those of prior years.

The Company has recently accepted a loan of up to $1,250,000 at an annualized interest rate of 12% due in six months, unless otherwise extended, from the final date of the final closing of the loan which accrues interest. As of December 31, 2005 the Company was advanced of $50,000 from the facility. This loan is secured by all of the assets of the Company up to the amount owed.

SOURCES OF REVENUE

We generate revenue by sales of THE BLUEBOOK handbook and software estimating solutions. We also generate revenue each time a claim or underwriting (premium replacement cost) transaction is processed through our Insure to Value and InsureBASE software solutions. We provide our own replacement cost data and also integrate data provided by vendors in order to provide additional services or automation that is often requested as part of the underwriting process (e.g., homeowner related hazard data, credit, general public data). When outside data sources are utilized, we are obligated to share our revenues with these providers as well as with our larger distribution channel partners, which reduces the percentage of revenues we recognize from each data record delivered. Currently we have entered into one such arrangement with First American, which is on an ongoing basis and began in the third quarter of 2005. First American receives 40% of the gross sales revenues when the Company sells our InsureBASE product, which utilizes First American’s database. Alternatively, the Company receives 40% of the gross sales revenues when First American makes a sale of any of their products that utilizes THE BLUEBOOK database elements. We plan to increase the number of transactions that are processed through similar agreements that integrate our software solutions into large distribution channels and insurance carrier and agency management systems. In addition, the Company expects to generate revenue from the delivery of its B.E.S.T.Net and B.E.S.T.Central software solutions, once they become marketable.

OUTLOOK FOR OUR BUSINESS

Our revenue growth has been and will continue to be dependent on our ability to increase the number of licenses that are delivered and transactions that are processed through our software solutions and our ability to expand the data services we provide to the insurance and related industries. We have recently signed agreements with several new distributors and partners, signed recent contracts with insurance, mortgage banking, appraisal and lenders and completed a joint revenue and share agreement for InsureBASE with the First American Real Estate Solutions Company (FAF:NYSE). We believe these efforts will increase the number of transactions that are processed through our software solutions. Our ability to continue this growth will depend on our ability to sell our technologies and data to insurance, mortgage banking and related services providers including larger distribution networks that will deliver our software data solutions.

In addition, we have automated much of our data aggregation process through the development of DataCentral, which is the automated data collection hub of our InsureBASE software solution. Data Central allows us to significantly reduce the amount of manual effort and costs typically associated with collecting and maintaining the property replacement database by automating many of the processes. We enhanced the size of the InsureBASE property database to nearly 70 million accessible records by combining Bluebook data with access to external data providers through Data Central. We continue to work with several other national data providers for joint distribution opportunities within the insurance, mortgage and banking industries.

We believe this strategy of centralizing, automating and bringing online the full capabilities of our data and integrating it with our InsureBASE, Insure to Value and claims solutions, B.E.S.T.Net and B.E.S.T.Central, will expand our markets and increase utilization of our software solutions. Our target market and opportunities will be expanded to include those clients that require an automated delivery and claims information system. We believe our Internet deliverable and accessible solutions will allow customers easier and more immediate access to replacement cost information.

OPERATING EXPENSES

Our personnel expenses are our largest expense and consist of salaries, commissions, benefit plans and other payroll related costs. Our consultants and personnel increased from 11 to 21 during the first quarter of 2005. We have since reduced this number to a total of 10 consultants and full time personnel as of December 31, 2005. We intend to hire additional personnel primarily in the areas of sales and marketing, administrative and software solution development when our anticipated revenue growth warrants it.

SOFTWARE SOLUTIONS AND DEVELOPMENT COSTS

Software Solutions and development costs consist of salaries and other costs of employment of our software solutions development staff as well as outside consultants. We plan to increase the number of personnel and consultants who are working to enhance and fully integrate in order to provide increased deliverability and simplified access to our current software data solutions. We expect this increase in personnel and consultants will result in an increase in our research and development expenses. We estimate that we will generate meaningful revenue from our research and development efforts relating to our claims and underwriting software solutions in the second half of 2005.

RECENT EVENTS

During 2005 the company received an advance of $50,000 from Bathgate Capital Partners that was unsecured, bore interest at a rate of 12% per annum, with no formal terms of repayment. This advance was outstanding at December 31, 2005, and was made in anticipation of the Company and Bathgate entering into a formal agreement.

Subsequent to December 31, 2005, the Company received further advances from Bathgate of $944,000. On July 23, 2006 the Company and Bathgate formalized a note agreement relating to these advances that allows the company borrowings up to $1,250,000. Advances under the financing bear interest at a rate of 12% per annum, and are due six months from the final date of the closing of the loan. This loan is secured by all of the assets of the Company up to the amount owed. As of August 16, 2006 the Company was obligated to issue Bathgate Capital Partners, a warrant to purchase up to 1,250,000 shares of common stock at $1.05 dollars per share as a debt placement fee.

On April 4,2006, Paul Sheriff resigned from the board of directors due to conflicts in his schedule. The Company has plans to replace this vacant position.

On May 4, 2006 and Pursuant to Rule 477(a) promulgated under the Securities Act of 1933, as amended (the "Securities Act"), The Bluebook International Holding Company (the "Company") applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2 originally filed on January 19, 2005, as amended by Amendment No. 1 thereto filed on April 24, 2005, as further amended by Amendment No. 2 thereto filed on September 7, 2005, and as further amended by Amendment No. 3 thereto filed on January 19, 2006, together with all exhibits thereto, Commission File No. 333-121882 (collectively, the "Registration Statement"). The Company and the Selling Stockholders under the Registration Statement have agreed at this time to request for withdrawal of the resale offering of shares of the Company's common stock and warrants contemplated in the Registration Statement. No shares of the Company's common stock or warrants have been sold under the Registration Statement.

On June 8, 2006, Mr. Klein extended the termination of his note until September 15, 2006, in consideration of immediate payment upon execution of this agreement of $15,000 from the Company to Mr. Klein via wire issuance of the common shares currently due to Mr. Klein by the Company, including 18,000 additional shares of common stock. The agreement specified a penalty of $7,500 for non-payment of the total due Mr. Klein by July 15, 2006, except if payment of an additional $10,000 is made by July 15, 2006, in which case the non-payment penalty assessed on July 15, 2006 will be in the amount of $5,000. The additional payment of $10,000 was not made on July 15, 2006 and the Company is liable to Mr. Klein for an additional $7,500. An additional penalty of $7,500 and 15,000 shares of the Company’s common stock is due in the case Mr. Klein is not repaid in full by the extended termination deadline of September 15, 2006.

As of March 15, 2006, Bathgate Capital Partners executed and filed a UCC-1 against all of the Company’s assets.

As of March 15, 2006, Daniel & Dorothy Josipovich executed and filed a Form UCC-1 against all of the Company’s assets.

As of April 23, 2006, the Company was not timely in its filings.

As of July 14, 2006, the Company became a Gold Certified Partner of MS.

Subsequent to December 31, 2005, Mr. Daniel E. Josipovich advanced $30,000 to the Company on January 16, 2006 and an additional $50,000 on the January 17, 2006. In addition, Mr. Josipovich extended the maturity of all notes due him from the Company to August 30, 2006.

During the period of April 21, 2006 through July 6, 2006 the Company issued 576,109 shares of the Company’s common stock valued at an aggreagate amount of $288,055 to an employee and certain consultants to the Company.

RESULTS OF OPERATION

Comparison of year ended December 31, 2005 to year ended December 31, 2004

Revenues. Our revenues are derived primarily from sales of our B.E.S.T. software solutions, the Bluebook handbook and our InsureBASE software solution. Net revenues for the twelve months ended December 31, 2005 increased by $50,233, or 9%, to $619,747 compared with net revenues of $569,514 for the twelve months ended December 30, 2004. The increase in revenue was related to the revenue from the sales of InsureBASE software solution. The Company is continuing its focus on the sale of InsureBASE software solution.

Operating Expenses. Selling, general and administrative expenses increased by $1,206,664, or 63%, to $3,122,432 for the twelve months ended December 31, 2005 compared to $1,915,768 for the twelve months ended December 31, 2004. The increase is related to increased professional service and consulting fees the Company has incurred in the preparation of a stock registration covering unregistered common stock currently outstanding, high expenses in the first quarter of this year for costs associated with new hires and infrastructure costs, and liquidated damages related to the failure of the Company to file an effective registration statement for the stock sold in November of 2004.

Software solution development costs were zero for the twelve months ended December 31, 2005, compared to $375,923 for the twelve months ended December 31, 2004. The company is not currently in the process of developing new software solutions, but is focused on bringing to market the Insure to Value and B.E.S.T.Net software solutions.

Depreciation and amortization expense was $166,329 for the twelve months ended December 31, 2005, an increase of $25,627, or 18%, from $140,702 for the twelve months ended December 31, 2004. The increase was primarily due to amortization of our software solutions InsureBASE and Insure to Value, which began depreciating in the second and third quarter of 2005, respectively.

Interest Expense. Interest expense was $41,459 for the twelve months ended December 31, 2005, or a decrease of $80,047 from interest expense of $121,506 for the twelve months ended December 31, 2004. The decline is the result of lower average balances for loans to related parties for the twelve months ended December 31, 2005 as related to the same period for 2004.

Net Loss. For the twelve months ended December 31, 2005, we had a net loss of $2,711,273 or $0.31 per share, compared with a net loss of $1,985,185, or $0.84 per share, for the twelve months ended December 31, 2004. The increase in net loss for the twelve months ended December 31, 2005 is primarily attributable to increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash of $28,340, a net working capital deficiency of $2,653,260 and a shareholders’ deficiency of $1,884,599. We have no material commitments for capital expenditures as of December 31, 2005. Our cash requirements for the next twelve months are expected to be approximately $3,000,000.

We plan to actively seek additional funding in order to meet our business plan. Our cash requirements for the next twelve months are expected to be approximately $3 million to fund negative cash flow from operations until the sufficient collections from revenues are achieved to fund operations. We intend to seek outside debt and/or equity financing to supplement anticipated cash from operations. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. Any funds received will primarily be utilized for selling, general and administrative expenses and required hardware infrastructure in connection with new customer acquisition. We plan to continue to invest in the development of our software solutions in the normal course of business including the integration of Microsoft's latest BizTalk release and SQL 2005 with our InsureBASE and B.E.S.T.Central software solutions. We expect the cost of this integration to be $120,000 and the timeframe for implementation to last through early to mid 2007. Upon further adequate funding, the Company also plans to hire three additional experienced sales and administrative executives, a senior sales management executive and a financial management executive in the last half of quarter four. We also plan to reduce some company debt obligations.

As of July 7, 2006, cash balances were approximately $76,000 and our total indebtedness was approximately $2.2 million.

Our 2005 operations and investment activities have been funded primarily through sales, loans from related and non-related parties and cash existing at December 31, 2004. Our 2004 operations and investment activities were funded primarily through sales, loans from related and non-related parties and the private placement of common stock to accredited investors. We have no material commitments for capital expenditures as of December 31, 2005.

Net cash used from operating activities during the years ended December 31, 2005 and 2004 were $1,639,417 and $831,050, respectively. This increase in net cash used in operating activities was primarily due to an increase in selling, general and administrative expenses.

Net cash used in investing activities was $119,369 for the year ended December 31, 2005 and $187,753 for the same period in 2004. The decrease in cash used for investing activities was primarily due to the completion of software solutions and the reduction in development of new software solutions.

Net cash provided from financing activities was $252,813 for the year ended December 31, 2005 and $2,508,285 for the same period in 2004. The decrease in cash provided from financing activities was primarily due to the issuance of stocks, net of commissions of $1,902,585 at the end of 2004 used to fund most of the 2005 loss from operations. The remaining amount of funds required for 2005 came from loans from a related party, an advance on receivables from a factor and advances from a bridge loan made in anticipation of a private placement of either debt or equity to be made sometime in 2006.

We had a net loss of $2,711,273 and negative cash flow from operations of $1,639,417 for the twelve months ended December 31, 2005 and a net working capital deficiency of $2,653,260 and shareholders’ deficiency of $1,884,599 as of December 31, 2005. In addition,the Company had a net loss from operations of $1,985,185 and a negative cash flow from operations of $831,050 for the year ended December 31, 2004, and had a working capital deficiency of $92,850 and an accumulated deficit of $8,995,867 as of December 31, 2004. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company will incur additional software solution development costs associated with implementation and deployment of its software and additional improvements and enhancements to its software solutions during the course of its business.

Although we expect the customer to reimburse costs associated with the delivery of our software solutions, in some cases, the terms of reimbursement may be included as part of the product per transaction fee, periodic payments, with terms extended up to 120 days, or may be included as part of the sale of the software. With respect to our B.E.S.T.Central, B.E.S.T.Net and InsureBASE software solutions, we expect customers to reimburse costs associated with integration of these software solutions with the customer’s current hardware installed, software customization, deployment of architecture plans, and outside third party consulting services provided. In addition, we expect our customers to reimburse integration and setup fees associated with a large scale deployment of B.E.S.T.7.5.

If we exceed our current development and sales efforts of InsureBASE, B.E.S.T.Net and B.E.S.T.Central, and if we receive anticipated funds from either the sale of stock or from increased borrowings, we believe we will have sufficient working capital from these sales and funding to fund operations going forward. However, if these sales are delayed or fall short of our expectations or if we do not receive such funding, or timely payments owed to Company, we may need to reduce operating expenses through reductions in sales and development personnel and take other steps to restructure our operations. Although we do not expect to incur a significant adverse impact on sales and development of THE BLUEBOOK and estimating software solutions, our development of additional products and other services would likely be adversely affected or suspended altogether from such cost reductions.

Our primary short-term needs for capital are our software solution development efforts, our sales, marketing and administrative activities, working capital associated with increased sales of our software solutions, and capital expenditures relating to maintaining and developing our operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future software solutions gain market acceptance, the extent to which software solutions under development are successfully developed, the costs and timing of expansion of sales of software solutions, marketing, procurement and enforcement of intellectual property rights important to our business and the results of competition.

CONTRACTUAL ARRANGEMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

The following summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

Payments Due by Period

	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Advances from factor	$51,003	$51,003	$-	$-	$-
Notes payable	332,000	332,000	-	-	-
Interest payable on notes and advances	20,346	20,346	-	-	-
Employment agreements	1,613,362	533,362	360,000	360,000	360,000
Legal fee payable	359,000	60,000	60,000	60,000	179,000
Capital leases	27,225	25,131	2,094	-	-
Operating leases	54,980	54,980	-	-	-
Total	$2,457,916	$1,076,822	$422,094	$420,000	$539,000

Except for the items noted above, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its investors.

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

Revenue Recognition

Our revenues are from the sale of books, and the delivery of software and Internet based solutions. The book is a codification of the Company’s most recent information database. Revenue is recorded when the book is shipped.

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

For multiple element arrangements where vendor-specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by Statement of Position 98-9. Vendor-specific objective evidence of fair value is based on the price a customer is required to pay when the element is delivered separately. The Company enters into arrangements with end users, which may include the sale of licenses of software, maintenance and services under the arrangement or various combinations of each element, including the delivery of such elements separately.

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

      License Revenues: Amounts allocated to license revenues under the residual method are recognized at the time of delivery of the software when vendor specific objective evidence of fair value exists for the undelivered elements, if any, and all the other revenue recognition criteria discussed above have been met. For software versions prior to B.E.S.T 7.5 insufficient vendor specific objective evidence of the portion attributable to license revenue existed. The Company estimated that 20% to 25% of the initial purchase price was allocated to maintenance; the remaining purchase price of the software inclusive of licensing was deferred and amortized over the expected life of the version. As of June 30, 2005, there was approximately three months of amortization remaining for these revenues.

The estimation of the life of the B.E.S.T. software solutions for revenue recognition purposes prior to B.E.S.T. 7.5 were based on the expectation of time between releases of a software solution. The Company based its period for revenue recognition on historical trends related to the development of underlying operating systems and changes in computing platforms that would effect the time between releases. These estimates were, in retrospect, conservative as changes in underlying operating systems occurred with greater frequency than expected when the estimates were established. The result was a change from initial amortization periods of 24 months to a period of 12 months. The Company has determined with the release of B.E.S.T. 7.5 that sufficient vendor specific evidence exists to establish the fair market value of delivered elements which are delivered separately thus establishing a residual value for licensing revenue which is recognized upon delivery of the software solution. The result is a firm amortization period for delivered elements based on contractual terms, which, in most cases, is 12 months.

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

The Company may incur significant revenue dilution from returns on sales, or through discounts. New product versions released for software solutions in the B.E.S.T. line of software solutions prior to release 7.5 were included as an upgrade under the software license and depending on the timing of the release would result in additional deferral of revenue. Beginning with B.E.S.T. 7.5 license fees were no longer deferred and no deferral of revenues will occur due to introduction of a new release in the product line. Volume discounts are offered on the bulk sale of data under the InsureBASE software solution. Discounts are applied to the per unit price and recognized as data is provided. The Bluebook book is sold based on a calendar year release date. Unsold inventory at the end of a calendar year may be sold at a discount to schools that teach claim adjusting. The inventory value for unsold books is written off at the end of each year.

Software Solutions Development Costs

Software solution development costs consist of costs to refine and test software masters, user documentation and training manuals for software products to be sold. These development costs encompass most of our software solutions but the most significant costs unamortized at December 31, 2005 are for new Internet based products. Our design costs have been expensed. The Company hired outside consultants to do much of the coding and testing in the products development. Capitalized costs include only (1) external direct costs of material and services to test and refine the software masters, and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the completion of the projects coding, testing and preparation of user information. Capitalization of such costs ceases no later than the point at which the project is available for general release to customer. The Company began amortizing its new software solutions in 2005.

Software solution development costs are amortized using the straight-line method over the expected life of the product (which ranges from three to five years). The Company believes this method will best reflect the matching of amortization with revenues. Reliable estimates of total revenue have not been made. However, the Company expects to determine a more reliable estimate of revenue as sales begin and will use the greater of the straight-line method or the estimated sales method for amortization.

The estimation of the useful life of the B.E.S.T. software solution development costs was established based on the Company’s estimate of the period of time the software solution would be marketable. This period was established as 84 months for the original release resulting in completion of amortization in September 2005. Software solution development costs that met the criteria under FAS 86 were deferred and amortized based on the period of time remaining through September 2005. The Company has not been able to establish an estimate of annual sales and total sales volumes as an alternative calculation for the amortization of deferred costs and as such continues to utilize straight-line amortization. The estimate of useful life has remained accurate. As the Company moves to the delivery of solutions through the Internet with the introduction of InsureBASE the expectation is that the B.E.S.T. software solutions will become less marketable.

The Company has established a 60-month life for the InsureBASE software solution. The Company believes the shorter period is warranted given the speed of technological change. There is a possibility that the estimate of useful life for InsureBASE will change as the Company achieves a greater understanding of the market for the product.

Research and development costs, and other computer software maintenance and improvement costs related to software development are expensed as incurred.

The carrying value of software and software solutions development costs is reviewed regularly by the Company to determine if there has been an impairment loss that needs to be recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the first quarter of 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company’s financial statement presentation and disclosures.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4”Inventory Pricing”, to require items such as idle facility costs, excessive spoilage, double freight and re-handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the first quarter of 2006. The Company is primarily a service provider and as such the adoption of SFAS 151 is not expected to have a significant effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company’s financial statement presentation or disclosures.

In May 2005, the FASB issued Statement No. 154 (" SFAS 154") "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
The Bluebook International Holding Company, Inc

We have audited the accompanying consolidated balance sheet of The Bluebook International Holding Company, Inc. and subsidiary (the "Company"), as of December 31, 2005, and the consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bluebook International Holding Company, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $2,711,273 and a negative cash flow from operations of $1,639,417 during the year ended December 31, 2005, and had a working capital deficiency of $2,653,260 and a stockholders’ deficiency of $1,884,599 at December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, Ca.
August 24, 2006

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

DECEMBER 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,340
Accounts receivable, net of allowance for doubtful accounts of $10,567	42,548
Inventory	268
Prepaid expenses and other	47,276
Total current assets	118,432
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $230,014	67,440
OTHER ASSETS
Software solution development costs, net of accumulated amortization of $633,045	687,722
Intangible assets, net of accumulated amortization of $36,114	8,608
Other assets	6,938
Total other assets	703,268
TOTAL ASSETS	$889,140

LIABILITES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,425,261
Legal fee payable	359,000
Advances from factor	51,003
Obligation under capital lease - current portion	21,363
Due to stockholders and related parties	429,416
Deferred revenue	153,649
Note payable, related party	167,000
Notes payable	115,000
Notes payable - bridge financing	50,000
Total current liabilities	2,771,692
LONG TERM LIABILITIES
Obligation under capital lease, less current portion	2,047
TOTAL LIABILITIES	2,773,739
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
Series B Convertible Preferred Stock, $.0001 par value; 5,000,000 shares authorized;no shares issued and outstanding	-
Common Stock, $.0001 par value; 150,000,000 shares authorized; 8,760,221 shares issued and outstanding	875
Additional paid in capital	9,747,728
Common Stock to be issued ( 125,250 shares)	73,938
Accumulated deficit	(11,707,140)
Total stockholders' deficiency	(1,884,599)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$889,140

See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Year Ended December 31,
	2005	2004

SALES, net	$619,747	$569,514

OPERATING EXPENSES
Selling, general and administrative expenses	3,122,432	1,915,768
Program and development costs	-	375,923
Depreciation and amortization expenses	166,329	140,702

Total Operating Expenses	3,288,761	2,432,393

LOSS FROM OPERATIONS	(2,669,014)	(1,862,879)

OTHER EXPENSE
Interest expense	(41,459)	(121,506)

LOSS BEFORE INCOME TAXES	(2,710,473)	(1,984,385)

INCOME TAX EXPENSE	800	800

NET LOSS	$(2,711,273)	$(1,985,185)

Weighted average number of shares of common stock outstanding, basic and diluted	8,760,221	2,354,830

Loss per share, basic and diluted	$(0.31)	$(0.84)

See accompanying notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Preferred Stock		Additional Paid in	Common Stock to	Accumulated
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Total
Balance, January 1, 2004	1,436,671	$144	2,050	$-	$599,466	$-	$(6,326,349)	$(5,726,739)
Conversion of Series C Preferred Stock	265,835	26	-	-	4,544,653	-	-	4,544,679
Issuance of stock in settlement accounts and notes payable	1,883,682	188	-	-	1,946,048	-	-	1,946,236
Conversion of Series B Preferred Stock	2,733,333	273	(2,050)	-	(273)	-	-	-
Issuance of stock for consulting services	306,667	31	-	-	(31)	-	-	-
Issuance of stock in private in private placement	2,131,033	213	-	-	1,902,372	-	-	1,902,585
Issuance of stock for legal settlement	3,000	-	-	-	3,000	-	-	3,000
Dividend distribution on preferred stock	-	-	-	-	684,333	-	(684,333)	-
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(1,985,185)	(1,985,185)
Balance, December 31, 2004	8,760,221	875	-	-	9,679,568	-	(8,995,867)	684,576

Stock to be issued to extend note payable	-	-	-	-	-	15,000	-	15,000
Stock to be issued for consulting fees	-	-	-	-	-	58,938	-	58,938
Fair value of warrants issued for consulting fees	-	-	-	-	68,160	-	-	68,160
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(2,711,273)	(2,711,273)
Balance, December 31, 2005	8,760,221	$875	-	$-	$9,747,728	$73,938	$(11,707,140)	$(1,884,599)

See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Year Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,711,273)	$(1,985,185)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	166,329	140,702
Amortization of warrant issued for consulting fees	64,799	-
Issuance of stock in settlement of litigation	-	3,000
Stock to be Issued for payment of consulting fees	33,938	-
Changes in operating assets and liabilities:
(Increase) Decrease in Accounts receivable	(36,131)	20,381
(Increase) in Inventory	(268)	-
Decrease (Increase) in Prepaid expenses and other	30,585	(24,500)
(Increase) in other assets	(1,642)	(279)
Increase in Accounts payable and accrued expenses	770,508	371,448
(Decrease) in Legal fee payable	(56,000)	-
Increase in Due to stockholders and related party	111,348	719,208
(Decrease) in Deferred revenue	(11,610)	(75,825)
NET CASH USED IN OPERATING ACTIVITIES	(1,639,417)	(831,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,537)	(9,708)
Software solution development costs	(116,832)	(178,045)
NET CASH USED IN INVESTING ACTIVITIES	(119,369)	(187,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,902,585
Note payable	-	542,500
Note payable due to related party	167,000	63,200
Advance due to factor	51,003	-
Bridge loan	50,000	-
Payments made under a capital lease	(15,190)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	252,813	2,508,285

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,505,973)	1,489,482
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	1,534,313	44,831
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$28,340	$1,534,313

See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(Continued)

	Year Ended December 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	2005	2004
Cash paid during the period for:
Interest	$7,738	$33,086

Taxes	$7,781	$2,734

Non-cash Investing and Financing Activity
Acquisition of equipment through capital lease obligation	$38,600	$-
Conversion of series C preferred stock to common stock	$-	$4,554,679
Issuance of stock in settlement of due to related parties	$-	$1,106,516
Issuance of stock in settlement of accounts payable	$-	$247,020
Issuance of stock in settlement of notes payable	$-	$427,500
Issuance of stock in settlement of notes payable related parties	$-	$165,200
Reclassification of accrued expenses due to stockholders	$-	$117,688
Common Stock to be issued in settlement of note extensions fees	$15,000	$-
Common Stock to be issued for payment of consulting fees	$58,438	$-
Issuance of warrant for consulting fees	$68,160	$-
Issuance of stock dividend	$-	$684,433

See accompanying Notes to Consolidated Financial Statements

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

Background of the Company

The Bluebook International Holding Company (the “Company”) was incorporated as Gama Computer Corporation in Delaware on December 17, 1997. On January 9, 1998, the Company merged with Gama, Inc., a Colorado corporation, and Gama Computer Corporation became the surviving company. On September 24, 2001, Gama Computer Corporation entered into a certain Agreement and Plan of Merger (the “Agreement”) with (a) The Bluebook International, Inc., a Nevada corporation (“Bluebook International”); (b) Bluebook Acquisition Corp., a Nevada corporation, wholly owned by the Company (“Acquisitions”); (c) each of Mark A. Josipovich, Daniel T. Josipovich, Daniel E. Josipovich and Dorothy E. Josipovich (each, a “Bluebook Stockholder”); and (d) Andrew Hromyk. Among other things, the Agreement provided for the Company’s purchase from the Bluebook Stockholders of all of the issued and outstanding capital stock of Bluebook International in exchange for the issuance of an aggregate of 32,700,000 shares of the Company’s authorized but unissued Common Stock (the “Exchange”).

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

Basis of presentation

For accounting purposes, the transaction has been treated as a purchase acquisition of the Company by Bluebook International and as a recapitalization of Bluebook International. The historical financial statements prior to the acquisition are those of sole proprietorship and became those of Bluebook International. In the recapitalization, historical stockholders’ equity of Bluebook International prior to the merger were retroactively presented for the equivalent number of shares received in the merger with an offset to paid-in capital. Accumulated deficit of the Company is reversed to paid-in capital. Basic earnings (loss) per share prior to the merger were retroactively presented to reflect the number of equivalent shares issued to Bluebook International stockholders. This transaction has been included in these financial statements as if the transaction was effective as of January 1, 2000.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $2,711,273 and a negative cash flow from operations of $1,639,417 for the year ended December 31, 2005, and had a working capital deficiency of $2,653,260 and a stockholders’ deficiency of $1,884,559 as of December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company will incur additional software development costs associated with implementation and deployment of its software and additional improvements and enhancements to its technology during the course of its business. Although we expect the customer to reimburse costs associated with the delivery of our software solutions, in some cases, the terms of reimbursement may be included as part of the product per transaction fee, monthly payment, at terms extended up to 120 days or may be included as part of the sale of the software. With respect to our B.E.S.T.Central, B.E.S.T.Net and InsureBASE software solutions, we expect customers to reimburse costs associated with integration of these software solutions with the customer’s current hardware installed, software customization, deployment of architecture plans, and outside third party consulting services provided. In addition, we expect our customers to reimburse integration and setup fees associated with a large scale deployment of B.E.S.T.7.5. Even if we exceed our current development and sales efforts of InsureBASE, B.E.S.T.Net and B.E.S.T.Central, or if we meet our projected sales targets of B.E.S.T. and Insure to Value, we believe we will have to raise additional capital to meet this shortfall. If we are not successful in raising sufficient additional working capital, we may need to reduce operating expenses through reductions in sales and development personnel and take other steps to restructure our operations and/or sell assets to raise additional funds. Although we do not expect to incur a significant adverse impact on sales and development of THE BLUEBOOK and estimating software solutions, current products and services, our development of additional products and other services would likely be adversely affected or suspended altogether from such cost reductions.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The estimation of the useful life of the B.E.S.T. software solution development costs was established based on the Company’s estimate of the period of time the software solution would be marketable. This period was established as 84 months for the original release resulting in completion of amortization in for the B.E.S.T 6 software solution in September 2006 and the completion of the B.E.S.T. 7 software solution in July of 2007. Software solution development costs that met the criteria under FAS 86 were deferred and amortized based on the period of time remaining through September 2006. The Company has not been able to establish an estimate of annual sales and total sales volumes as an alternative calculation for the amortization of deferred costs and as such continues to utilize straight-line amortization. The estimate of useful life has remained accurate. As the Company moves to the delivery of solutions through the Internet with the introduction of InsureBASE the expectation is that the B.E.S.T. software solutions will become less marketable.

The Company has established a 60-month life for the InsureBASE software solution. The Company believes the shorter period is warranted given the speed of technological change. There is a possibility that the estimate of useful life for InsureBASE will change as the Company achieves a greater understanding of the market for the product.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Change in accounting estimate

The Company changed its revenue life estimate during the year to reflect the shift in the software usage environment to now reflect the multi deliverable revenue estimate or relative value approach. The prior estimates were based on life versus relative value due to the size of the universe of sales and the lack of maturity of the product. The change to this more precise accounting is regarded as a change in estimate and it results in minimal changes in revenue and leaves earnings per share unchanged.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107 “Disclosure about Fair Value of Financial Instruments” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale of liquidation. The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities, factor advances, related party payables and notes payable as of December 31, 2005 approximates their respective fair values due to the demand or short-term nature of those instruments.

Cash

Cash in bank and securities with maturities of less than 30 days are recorded as cash balances.

Trade Receivables

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At December 31, 2005 trade receivables had a net balance in the amount of $42,548 net of an allowance of $10,567.

Inventory

Inventories consist of books held for resale. Inventories are recorded at the lower of cost or market. Since the books are reprinted on an annual release dates, the Company establishes a reserve to reduce the recorded value of the inventory to market at each year end.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method of depreciation over estimated useful lives of the related assets ranging from 3 to 7 years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Software solution development costs

Software solution development costs consists of costs to refine and test software masters, user documentation and training manuals for software products to be sold. These development costs encompass most of our products but the most significant costs unamortized at December 31, 2005 are for new Internet based products. Our design costs have been expensed. The Company hired outside consultants to do much of the coding and testing in the products development. Capitalized costs include only (1) external direct costs of material and services to test and refine the software masters, and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the completion of the projects coding, testing and preparation of user information. Capitalization of such costs ceases no later than the point at which the project is available for general release to customer. The Company began amortizing the InsureBASE and Insure to Value products in 2005 and expects to begin amortizing the B.E.S.T.Net product in 2006.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Software solution development costs are amortized using the straight-line method over the expected life of the product (which ranges from two to seven years) the Company believes this method will best reflect the matching of amortization with revenues. Reliable estimates of total revenue have not been made. However, the Company expects to determine a more reliable estimate of revenue as sales begin and will use the greater of the straight-line method or the estimated sales method for amortization.

Research and development costs and other computer software maintenance and improvement costs related to software development are expensed as incurred.

The carrying value of software and software solution development costs is reviewed regularly by the Company to determine if there has been an impairment loss that needs to be recognized.

Intangible assets

Intangible assets consist of customer list, graphic arts and other. Graphic arts and other are amortized over the estimated useful life of 5 years. Customer list is amortized over the estimated useful life of 10 years.

Loss per common share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated by not including the issuance of common shares resulting from the exercise of stock options and warrants because such result would be anti-dilutive. As of December 31, 2005 the Company had warrants outstanding that were immediately exercisable to purchase 756,689 shares at prices ranging from $1.15 to $1.40 per share. As the Company has a loss, basic and diluted loss per share amounts are the same.

Revenue recognition

Our revenues are from the sale of books, and the delivery of software, and Internet based solutions. The book is a codification of the Company’s most recent information database. Revenue is recorded when the book is shipped.

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

For multiple element arrangements where vendor-specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by Statement of Position 98-9. Vendor-specific objective evidence of fair value is based on the price a customer is required to pay when the element is delivered separately. The Company enters into arrangements with end users, which may include the sale of licenses of software, maintenance and services under the arrangement or various combinations of each element, including the delivery of such elements separately.

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

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

The Company accounts for all revenue it earns through delivery of software solutions to its customers as principal on a gross basis when, consistent with the guidance established in EITF 99-19, the Company is the primary obligor for the fulfillment of the order; establishes the selling price; delivers the data from its database; and has credit risk for its customers. The portion of any sale due to the major channel partner is accounted for as a cost of sale. The Company accounts for any revenue earned through the delivery of its data by a major channel partner on a net basis.

The Company does incur revenue dilution from returns on sales, or through discounts. New product versions released for software solutions in the B.E.S.T. line of software solutions prior to release 7.5 were included as an upgrade under the software license and depending on the timing of the release, it would result in additional discount and deferral of revenue. Beginning with B.E.S.T. 7.5 license fees were no longer deferred and no deferral of revenues will occur due to introduction of a new release in the product line. Unused Transactions for the InsureBASE software under certain agreements may be returned for credit or refunds. Volume discounts are offered on the bulk sale of data under the InsureBASE software solution. Discounts are applied to the per unit price and recognized as data is provided. The Blue Book is sold based on a calendar year release date. Unsold inventory at the end of a calendar year may be sold at a discount to schools that teach claim adjusting with some inventory exchanged for current year inventory. The inventory value for unsold or unexchanges books are written off at the end of each year.

Stock-based Compensation

In December 2002 the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. SFAS No. 123 established accounting and disclosure requirement using a fair value based method of accounting for the stock based employee compensation plans. In December 2004 the FASB issued SFAS No. 123(R) which revised SFAS No. 123 to require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re- measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement. The statement is not effective for small business issuers until the first annual reporting period beginning after December 15, 2005. The Company will adopt the requirements of SFAS No. 123(R) beginning fiscal 2006.As allowed by SFAS No. 123, the Company has elected to apply the intrinsic value-based method of accounting and has adopted only the disclosure requirements of SFAS No.123 for employee issued options. No stock option based employee compensation costs are reflected in the Company's net loss for the twelve month period ended December 31, 2005 as no stock options or other stock based compensation had been awarded. As such, no additional disclosures are required.

Stock-based payments to persons or entities other than employees are recorded at either the fair value of the goods or services received or the fair value of the equity instruments delivered in exchange for those goods or services as of the earlier date of commitment to perform or when performance is completed when no performance commitment exists.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Income taxes

The Company accounts for income taxes using the asset and liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to difference between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year.

Recent financial accounting standards

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 “Inventory Pricing”, to require items such as idle facility costs, excessive spoilage, double freight and re-handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the first quarter of 2006. The Company is primarily a service provider and as such the adoption of SFAS 151 is not expected to have a significant effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R for reporting periods beginning after December 15, 2005. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company’s financial statement presentation and disclosures.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment to APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Non-monetary Transactions”, to require that exchanges of non-monetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Non-monetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for non-monetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into non-monetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company’s financial statement presentation or disclosures.

In May 2005, the FASB issued Statement No. 154 (" SFAS 154") "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

Dependency on key management

The future success or failure of the Company is dependent primarily upon the efforts of Mark A. Josipovich and Daniel T. Josipovich, two of the Company’s principal founders. The Company does not have insurance covering such officers’ liability and term life insurance. The Company has entered into two-year employment contracts with the key officers of the Company (see note 10).

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

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Reclassifications

Certain amounts from the prior years have been reclassified to conform with current year presentation.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2005:

Furniture	$45,494
Office equipment	251,960
297,454
Less accumulated depreciation	(230,014
$67,440

Depreciation expense charged to operations in 2005 and 2004 was $39,606 and $41,280, respectively.

Included in equipment is $38,600 of equipment under capital lease at December 31, 2005. Included in accumulated depreciation and amortization is accumulated amortization of assets under capital lease of $7,077 at December 31, 2005.

NOTE 3. SOFTWARE SOLUTION DEVELOPMENT COSTS

Software solution development costs consist of the following as of December 31, 2005:

Developed software	$1,114,032
Software in development	206,735
1,320,767
Less accumulated amortization	(633,045
$687,722

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Amortization of software solution development costs charged to operations in 2005 and 2004 was $119,687 and $89,599, respectively. In 2004 the estimated useful life of the B.E.S.T. 7 software was changed from 24 months for both capitalized data base and technology costs to 30 months for the capitalized data base costs and 15 months for the capitalized technology costs. The change in estimate for the useful lives of the B.E.S.T. 7 components resulted in a decrease in amortization of $98,127 for the year ended December 31, 2004. As of December 31, 2005, software solution development costs consist primarily of the Company’s investments in B.E.S.T.7, B.E.S.T.Net , InsureBASE and Insure to Value. B.E.S.T.Net is expected to be placed in service during 2006. The following is a schedule by years of future minimum amortization of programming costs as of December 31, 2005:

Year Ending December 31,	Amount
2006	$179,072
2007	159,223
2008	140,084
2009	140,084
2010	69,259
Total	$687,722

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2005:

2005
Graphic arts & other	$39,712
Customer list	5,010
44,722
Less accumulated amortization	36,114
$8,608

Amortization of intangibles charged to operations in 2005 and 2004 was $7,036 and $9,241, respectively. The following is a schedule by years of future minimum amortization of intangible assets as of December 31, 2005:

Year Ending December 31,	Amount
2006	$5,548
2007	1,098
2008	501
2009	501
2010 and after	960
Total	$8,608

NOTE 5. CAPITAL STOCK TRANSACTIONS

On April 24, 2003, Cotelligent, Inc. filed a demand for arbitration against Bluebook in Case No. 731310018503 ARC, asserting a claim for breach of contract arising out of a consulting services agreement between Cotelligent and Bluebook. Bluebook filed cross-claims on May 29, 2003. Effective as of May 3, 2004, Bluebook and Cotelligent agreed to a mutual settlement of the entire arbitration pursuant to a Settlement Agreement. Under the terms of the Settlement Agreement, Cotelligent converted all of its approximately 5.3 million shares of Bluebook Series C Preferred Stock into shares of Bluebook common stock on a one-for-one basis. These shares represent 265,835 shares of the Company’s common stock, which amount has been retroactively presented to reflect the 1 for 20 reverse stock split declared on November 17, 2004.

In September 2004, the Company issued 57,775 shares of the Company’s common stock as settlement of $83,930 debt to certain consultants and employees. In September 2004 the Company issued 10,000 shares of the Company’s common stock as a partial payment to a $30,000 loan from a related party. The Company also issued 3,000 shares of common stock in connection with the settlement of outstanding litigation.

In October 2004, the Company increased its number of authorized shares of common stock from 50,000,000 to 150,000,000 shares.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

During 2004, the Company issued 2,773,333 shares of common stock upon conversion of 2,050 shares of Series B Convertible Preferred Stock, being all of the outstanding shares of Series B Convertible Preferred Stock. The preferred shares were converted to common stock at a discount of 25% of the market price at the date of conversion, resulting in a $684,333 beneficial conversion feature, which, based on guidance in EITF 98-5, has been reflected as a dividend distribution in the accompanying financial statements and was calculated by taking the differential between the conversion price pursuant to the conversion certificate and the market price of the common stock on the date of the conversion, a difference of $0.25, and multiplying it by the number of shares issued. (see Note 9)

During 2004, the Company also settled $1,040,874 of debts owed to certain members of the Company’s management and stockholders through the issuance of 1,387,833 shares common stock. The shares were issued at a discount of 25% of the market price at the date of conversion, resulting in an additional compensation expense of $364,953, which has been reflected in selling, general and administrative expenses the accompanying financial statements.

On November 17, 2004, the Company effected a one-for-twenty reverse stock split. All share and per share amounts have been retroactively presented as if the reverse split occurred as of the beginning of the period.

On November 19, 2004, the Company issued to accredited investors, pursuant to a Securities Purchase Agreement, 2,131,033 shares of common stock of the Company and warrants to purchase an aggregate of 426,206 shares of common stock for an aggregate consideration of $1,902,585. As part of the offering the Company agreed to register the common stock issued within a specified time period or pay a penalty for each month the stock remained unregistered. The Company was unable to register the stock in the time frame required and ultimatey withdrew the registration filing. The shareholders agreed to a maximum penalty in the aggregate of $213,101. This amount was recorded in selling, general, and administratve expenses in 2005. A discussion of the warrants is noted below.

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

On November 23, 2005, the Company agreed to issue 30,000 shares of common stock to a debtor for extension of a note that was due. The stock to be issued had a market value of $0.50 per share on the date of the transaction and the economic value of the transaction was recorded as $15,000 of prepaid interest expense to be amortized over the period of the extension of the note. On November 25, 2005, the Company agreed to issue 50,000 shares of common stock to a consultant as payment of a one year consulting contract. The stock to be issued had a market value of $0.50 per share on the date of the transaction and the economic value of the transaction was recorded as $25,000 of prepaid consulting fees to be amortized over the one year period of the contract. On July 1, 2005, the Company recognized the economic value of 45,250 shares of common stock to be issued at a market price as of that date of $0.75 per share of common stock as consulting expense for shares to be issued to a consultant to the company for past services.

Warrants

As noted above, on November 19, 2004 the Company issued 426,206 warrants as part of a private placement of the Company’s stock. The warrants issued to the accredited investors have an exercise price of $1.31 per share and are exercisable immediately. In addition, the Company issued a warrant to purchase 170,483 shares of common stock to the placement agent for the transactions contemplated by the Securities Purchase Agreement. The warrant issued to the placement agent has a term of five years and an exercise price of $1.15 per share and is exercisable immediately. If the underlying shares for the warrants are registered at the time of exercise the shares will be settled by cash settlement. If the underlying shares for the warrants are not registered at the time of exercise the warrant holder may elect to settle the shares on a cashless basis and receive the number of shares determined by multiplying the number of warrant shares by the ratio of the average closing price for the five days immediately prior to the exercise less the exercise price to the closing price for the five days immediately prior to the exercise date. The value of the warrants was included in Paid in Capital as of the date of issuance because, based on guidance in SFAS 133 and EITF 00-19, the settlement of the warrants will be made in shares of unregistered common stock; there are sufficient authorized unissued shares to settle the warrants; there is a specific number of shares subject to the warrants; cash payments are not required to the warrant holders for failure to make timely SEC filings; there are no make whole provisions to compensate the warrant holder after the holder sells the shares issued in the market at a price below some defined threshold value; requirements for net cash settlement, which is delivery of immediately available funds is similar for existing shareholders; the warrant holders have no rights greater than those of existing shareholders; and there is no requirement to post collateral related to the warrants. As of December 31, 2005 none of these warrants were exercised. If, in the future, all of the warrants are exercised for cash, the Company will issue 596,689 shares for $754,385 and the cash would be available for operations and investment by the Company. If, in the future, all warrants are settled on a cashless basis the Company will receive no additional money and the number of shares issued would be dependent upon the market price of the Company’s common stock for the five days preceding the exercise date.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

On January 18, 2005 the Company issued a warrant to purchase 160,000 shares of the common stock of the company at a price of $1.40 per share to a consultant to the Company as part of a one year consulting agreement. The warrants were accounted for in accordance with EITF 96-18 and are being revalued at the end of each reporting period. The fair market value of the warrants, based on a calculation using the Black-Scholes Option Pricing Model, was determined to be $68,160 as of December 31, 2005 of which $64,799 was amortized as consulting expense during the year ended December 31, 2005.

The activity related to the issuance, exercise and cancellation of warrants is as follows:

	Warrants	Range of Exercise Prices
Warrants, January 1, 2004	-	-
Warrants issued 2004	596,689	$1.15 - $1.31
Warrants exercised 2004	-	-
Warrants cancelled 2004	-	-
Warrants, December 31, 2004	596,689	$1.15 - $1.31

Warrants issued 2005	160,000	$1.40
Warrants exercised 2005	-	-
Warrants cancelled 2005	-	-
Warrants, December 31, 2005	756,689	$1.15 - $1.40

NOTE 6.  LOAN AGREEMENTS

On March 31, 2004, we entered into a loan agreement for $120,000, of which $115,000 was outstanding as of December 31, 2005. The loan bears interest at the rate of 10% per annum. The maturity date of the loan has been extended to September 15, 2006 and is subject to penalties of $7,500 at July 15, 2006 unless an additional $10,000 has been paid at that time whereas the penalty would be reduced to $5,000. The additional $10,000 was not paid on July 15, 2006 and the Company is liable for an additional $7,500 dollars in penalties. The Company has further extended 40,000 shares to be granted as further compensation for the extension of the note. The loan is due in full on September 15, 2006 and is secured by the Company’s accounts receivable, tax refunds, deposit accounts, and cash and cash equivalents. If the collateral securing the loan is insufficient, the loan is also secured by the shares of the Company’s common stock held by Mark A. Josipovich, our Chairman of the Board, Chief Executive Officer, President, and Treasurer. The loan requires that the Company comply with certain covenants, including preserving its corporate existence, maintaining all rights and permits, complying with all applicable laws, and maintaining its properties used or useful in its business.

On November 10, 2005, the Company entered into an accounts receivable factoring agreement. The agreement allowed the Company to receive advances from the Factor for certain receivables at a 10% discount from invoice amount. If the receivables were collected and the advances from the factor were paid off within 30 days the Company received 5% back from the factor. If, however, the receivable went 60 days past due, the factor was entitled to the full 10%. As of December 31, 2005, the Company had advances totaling $51,003 due to the factor.

During 2005 the company received an advance of $50,000 from Bathgate Capital Partners that was unsecured, bore interest at a rate of 12% per annum, with no formal terms of repayment. This advance was outstanding at December 31, 2005, and was made in anticipation of the Company and Bathgate entering into a formal agreement.

Subsequent to December 31, 2005, the Company received further advances from Bathgate of $944,000. On July 23, 2006 the Company and Bathgate formalized a note agreement relating to these advances that allows the company borrowings up to $1,250,000. Advances under the financing bear interest at a rate of 12% per annum, and are due six months from the final date of the closing of the loan. This loan is secured by all of the assets of the Company up to the amount owed. As of August 16, 2006 the Company was obligated to issue Bathgate Capital Partners, a warrant to purchase up to 1,250,000 shares of common stock at $1.05 dollars per share as a debt placement fee.

NOTE 7.  INCOME TAXES

As of December 31, 2005, the Company had Federal net operating loss carry forwards of approximately $7,516,000 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred tax asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carry forwards, the utilization of a portion of the Company’s federal net operating loss carry forwards may be limited as a result of changes in stock ownership in prior fiscal years.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The Company’s net deferred tax assets (using a federal corporate income rate of 34%) consist of the following at December 31, 2005:

2005
Benefit of operating loss carry forward	$2,555,000
Increase in valuation allowance	(2,555,000)
Net deferred tax asset	$—

As a result of the Company’s significant operating loss carry forward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at December 31, 2005 and 2004. The provision for income taxes using the statutory federal income tax rate as compared to the Company’s effective tax rate is summarized below:

	December 31,
	2005	2004
Tax expense (benefit) at statutory rate	(34%)	(34%)
Adjustments to change in valuation allowance	34%	34%
	—	—

NOTE  8. RELATED PARTY TRANSACTIONS

The amount due to stockholders and related parties was $429,416 as of December 31, 2005. The amount due to stockholders as of December 31, 2005 consists of accrued salaries payable to our President and Chief Executive Officer, Mark A. Josipovich, our Chief Operating Officer, Daniel T. Josipovich, accrued consulting fees payable to the father of the President and Chief Operating Officer of the Company and salary due to a sales person who is the sister of the President and Chief Operating Officer of the Company.

On June 10, 2005, the Company entered into a note payable with Daniel E. Josipovich, the father of the Company’s President and Chief Executive Officer, in the amount of $110,000 due and payable on September 15, 2005. The note bears an interest rate of ten percent (10%) per annum and the one time payment of a five percent (5%) loan fee equal to $5,500. The note was extended to September 10, 2006, in addition, Mr. Daniel E. Josipovich advanced additional sums of $10,000 September 21, 2005; $20,000 on September 30,2005; $15,000 on October 14, 2005 and $12,000 on October17, 2005 under the same terms as the original note. The total amount due under the note to Mr. Daniel E. Josipovich as of December 31, 2005 was $167,000. Subsequent to December 31, 2005, Mr. Daniel E. Josipovich advanced $30,000 to the Company on January 16, 2006 and an additional $50,000 on the January 17, 2006. In addition, Mr. Josipovich extended the maturity of all notes due him from the Company to August 30, 2006

Effective as of January 1, 2002, Bluebook International entered into a consulting agreement with Daniel E. Josipovich, father of the Company’s executive officers Mark A. Josipovich and Daniel T. Josipovich, for a term of two years with an automatic extension of successive two-year periods. Aggregate fees paid or payable to Daniel E. Josipovich, for consulting services and related expenses during the years ended December 31, 2005 and 2004 were $150,000 and $150,000, respectively.

As part of the Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, the Company is obligated to pay a royalty to Daniel E. and Dorothy Josipovich in the amount of 6% of net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by the Company, less any returns, rebates, discounts, allowances, rejections and credits, and less the actual out-of-pocket costs and expenses incurred, except depreciation, reserves, taxes, interest and extraordinary expenses. As of December 31, 2005 and 2004, under the above definition, the Company has negative net revenue; therefore no royalty expenses were accrued.

During 2004 the Company issued 2,773,333 shares of common stock upon the conversion of 2,050 shares of Series B Convertible Preferred Stock beneficially owned by the parents of the Chief Executive officer. The difference between the market price at the date of the conversion and the conversion price was recorded as a dividend distribution. (see Note 6)

During 2004 the Company settled $1,040,874 of debts owed to certain members of the Company’s management and stockholders through the issuance of 1,387,833 shares of common stock. The difference between the market price as of the date of the conversion and the conversion price for the debt settlement of $364,953 was recorded as compensation costs in the accompanying statement of operations. (see Note 6)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and certain office equipment under non-cancelable operating leases expiring through September 2006. Total rental expense for the leases for the years ended December 31, 2005 and 2004 was $70,784 and $41,093, respectively. The remaining obligation under the lease is $54,980 through its expiration in September 2006.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Capital Lease

During 2005 the Company entered into a capital lease for data processing equipment. The lease expires in January 2007. Future minimum lease payments as of December 31, 2005 were as follows:

Year ending December 31,	Amount
2006	$25,131
2007	2,094
27,225
Less amount representing interest	(3,815)
Present value of net minimum lease payments	23,410
Less current portion	(21,363)
$2,047

Employment agreements

In September 2001, Bluebook International entered into employment agreements with Mark A. Josipovich and Daniel T. Josipovich for a term of two years with an automatic extension of successive one-year periods. Effective October 1, 2001 the Company assumed these agreements and expanded the services to include each person’s executive position. Under these agreements, Mark A. Josipovich is employed as the Chief Executive Officer, President, and Secretary, and Daniel T. Josipovich is employed as the Chief Operating Officer, each with an annual salary of $180,000, plus health insurance benefits, term life insurance benefits and the right to participate in any future employee stock option, retirement, profit sharing or other benefit plans offered in the future to similarly situated employees. The employment agreements also contain indemnification and confidentiality provisions. The agreements also provide that we should reimburse the employee for all reasonable and necessary expenses incurred on our behalf. In the event of termination without cause by Mark A. Josipovich or Daniel T. Josipovich or termination with cause by us, Mark A. Josipovich and Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination. In the event of termination with cause by Mark A. Josipovich or Daniel T. Josipovich or termination without cause by us, Mark A. Josipovich or Daniel T. Josipovich are entitled to all accrued and unpaid compensation as of the date of termination and the total amount of annual salary from the date of termination until the end of the term of the employment agreements. The agreements have continued to automatically extend.

Litigation

On June 23, 2005, the Company was named a defendant in Eric Allison v. Christopher Albrick, The Bluebook International Holding Company and Mark Josipovich - Placer County Superior Court Case No. SCV18138. The plaintiff Allison filed this action for Breach of a Written Contract and Foreclosure of Security Interest. The action arises from a written promissory note (“Note”) from Defendant Albrick as borrower in favor of Plaintiff dated August 11, 2004 in the face amount of $450,000. This Note is secured by 418,074 shares of stock in Bluebook owned by Albrick as a result of Albrick converting a loan by him to Bluebook to equity in Bluebook (the “Bluebook Stock”). The causes of action in the original Complaint allege liability on the part of Bluebook based on allegations that Bluebook is the “alter ego” of Albrick.

Bluebook has cross-complained against Albrick for indemnity in that Albrick is the obligor under the Note, not Bluebook. Albrick secured his Note in favor of Plaintiff Allison with his Bluebook Stock. Plaintiff has made demand on Albrick to deliver the Bluebook Stock to him under the terms of the Note and collateral agreement.

Defendant Albrick has cross-complained against Bluebook for breach of oral agreement and fraud contending that the Bluebook Stock delivered to Albrick in November 2004 would be registered in December 2004. Albrick contends that he has been unable to sell his Bluebook Stock, which in turn has prevented him from being able to pay the $450,000 due Plaintiff Allison under the Note. Albrick further alleges a cause of action for Interference with Prospective Economic Advantage, claiming that his inability to sell the Bluebook Stock has damaged further economic activity between himself and Plaintiff Allison, with unknown damages to him. Finally, Albrick alleges Bluebook is in breach of a consulting agreement between himself and Bluebook, and that Bluebook owes him $71,000 for “consulting services”.

Bluebook shall vigorously defend this action by Plaintiff and Albrick. Bluebook was not a party to the Note and has no responsibility for the obligation of Albrick who borrowed the funds under the Note from Plaintiff. Moreover, Bluebook as a publicly traded company, contends it certainly is not the “alter ego” of Albrick. As regards the Cross-Complaint of Albrick, Bluebook intends to show there was no agreement to register the Bluebook Stock in December 2004, and Albrick has been paid in full for his past consulting services.

BLUEBOOK INTERNATIONAL HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

NOTE 11. LEGAL FEE PAYABLE

On January 19, 2005, the Company entered into an agreement to settle certain outstanding legal costs for $415,000. Upon settlement, the Company paid $50,000, with the remainder payable commencing May 19, 2005 in monthly installments of $5,000 until the obligation has been paid in full. However, upon the next equity financing event equal to at least $3 million, the Company shall pay $300,000 within five business days of the closing of the transaction and receipt of the proceeds. Should the Company raise less than $3 million, the Company shall pay ten percent of the proceeds of the transactions. As of December 31, 2005, the balance owing for legal fee payable was $359,000.

NOTE 12. SUBSEQUENT EVENTS

During 2005 the company received an advance of $50,000 from Bathgate Capital Partners that was unsecured, bore interest at a rate of 12% per annum, with no formal terms of repayment. This advance was outstanding at December 31, 2005, and was made in anticipation of the Company and Bathgate entering into a formal agreement.

Subsequent to December 31, 2005, the Company received further advances from Bathgate of $944,000. On July 23, 2006 the Company and Bathgate formalized a note agreement relating to these advances that allows the company borrowings up to $1,250,000. Advances under the financing bear interest at a rate of 12% per annum, and are due six months from the final date of the closing of the loan. This loan is secured by all of the assets of the Company up to the amount owed. As of August 16, 2006 the Company was obligated to issue Bathgate Capital Partners, a warrant to purchase up to 1,250,000 shares of common stock at $1.05 dollars per share as a debt placement fee.

On April 4,2006, Paul Sheriff resigned from the board of directors due to conflicts in his schedule. The Company has plans to replace this vacant position.

On May 4, 2006 and Pursuant to Rule 477(a) promulgated under the Securities Act of 1933, as amended (the "Securities Act"), The Bluebook International Holding Company (the "Company") applied for an order granting the immediate withdrawal of its Registration Statement on Form SB-2 originally filed on January 19, 2005, as amended by Amendment No. 1 thereto filed on April 24, 2005, as further amended by Amendment No. 2 thereto filed on September 7, 2005, and as further amended by Amendment No. 3 thereto filed on January 19, 2006, together with all exhibits thereto, Commission File No. 333-121882 (collectively, the "Registration Statement"). The Company and the Selling Stockholders under the Registration Statement have agreed at this time to request for withdrawal of the resale offering of shares of the Company's common stock and warrants contemplated in the Registration Statement. No shares of the Company's common stock or warrants have been sold under the Registration Statement.

On June 8, 2006, Mr. Klein extended the termination of his note until September 15, 2006, in consideration of immediate payment upon execution of this agreement of $15,000 from the Company to Mr. Klein via wire issuance of the common shares currently due to Mr. Klein by the Company, including 18,000 additional shares of common stock. The agreement specified a penalty of $7,500 for non-payment of the total due Mr. Klein by July 15, 2006, except if payment of an additional $10,000 is made by July 15, 2006, in which case the non-payment penalty assessed on July 15, 2006 will be in the amount of $5,000. The additional payment of $10,000 was not made on July 15, 2006 and the Company is liable to Mr. Klein for an additional $7,500. An additional penalty of $7,500 and 15,000 shares of the Company’s common stock is due in the case Mr. Klein is not repaid in full by the extended termination deadline of September 15, 2006.

During the period of April 21, 2006 through July 6, 2006 the Company issued 576,109 shares of the Company’s common stock valued at an aggreagate amount of $288,055 to an employee and certain consultants to the Company.

Subsequent to December 31, 2005, Mr. Daniel E. Josipovich advanced $30,000 to the Company on January 16, 2006 and an additional $50,000 on the January 17, 2006. In addition, Mr. Josipovich extended the maturity of all notes due him from the Company to September 5, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer and principal financial officer initially concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

The Company’s management, under the supervision and with the participation of our chief executive officer and principal financial officer, have reconsidered the effect on the adequacy of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the fiscal year ended December 31, 2004 in light of the error in the capitalization of software development costs. Management has determined that the following control deficiencies exist with regard to the preparation of our financial statements:

•	Inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters;

•	Failure to perform timely reviews; and

•	Inadequate preparation and insufficient review and analysis of certain operational financial statement account reconciliations.

•	Untimely reporting of capital stock transactions

We continue to improve and refine our internal controls and we are committed to remediating the deficiencies in disclosure controls as expeditiously as possible. Lack of certain disclosure controls and procedures, could result in a misstatement of our financial statements. As of December 31, 2005, the Company’s internal disclosure controls were ineffective.

      There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information regarding our directors and executive officers as of December 31, 2005:

Name	Age	Position	Director Since
Mark A. Josipovich	39	Chairman of the Board, Chief Executive Officer, President, and Treasurer	2001
Daniel T. Josipovich	40	Chief Operating Officer and Director	2001
Peter Johnson	40	Chief Technology Officer	N/A
Brian C. Jones	46	Executive Vice President-Insurance Solutions	N/A
Paul D. Sheriff	41	Director	2001
David M. Campatelli	39	Director	2001

There are no family relationships between any director and executive officer, except for Mark A. Josipovich and his brother Daniel T. Josipovich. According to our bylaws, the term of office for our directors is one year. Directors hold office until their successors are elected and qualified.

Mark A. Josipovich, Chairman of the Board, Chief Executive Officer, President and Treasurer, has been the entrepreneurial driver of Bluebook’s strategic initiatives~~.~~. Over the past 17 years, he has held various positions with Bluebook including management of marketing, staffing, day-to-day operations and product development. Mark A. Josipovich has been the President and Chief Executive Officer of the Company since October 1, 2001. Prior to that, he was the Executive Vice President of the Company.

Daniel T. Josipovich, Chief Operating Officer and Director, designed, directed and managed development of Bluebook’s most innovative products for the past 23 years. He is also directly involved in marketing. Daniel has held various positions with Bluebook including management of marketing, staffing, day-to-day operations and product development. Daniel T. Josipovich has been the Chief Operating Officer of the Company since October 2001. Prior to that, he was the Director of Technology of the Company.

Peter Johnson has been the Chief Technology Officer of the Company since he was hired in September 2004. From November 2003 to September 2004, Mr. Johnson was the SharePoint 2003 practice leader as well as the project management leader for Neudesic LLC, an information technology consulting company. SharePoint 2003 is a communication software product developed by Microsoft to share information within a company. Prior to working with Neudesic, from August 2000 to November 2003, Mr. Johnson served as the Director of Technology for Cotelligent Inc~~.~~ , a software consulting company, where he was in charge of development staffs throughout the country.

Brian C. Jones has been the Executive Vice President - Insurance Solutions of the Company since January 2002. From 1999 to 2002, Mr. Jones was the Chief Claims Officer for Kemper Home & Automotive. While at Kemper Home & Automotive, Mr. Jones introduced a 24/7 call center for loss reporting and several claim distribution processes that required system integrations. He was also responsible for underwriting operations for California, Florida and Pennsylvania and coordinating marketing activities.

Paul D. Sheriff, Director, has over 18 years experience in programming business applications. In 1991, Mr. Sheriff founded PDSA, Inc., a software consulting company specializing in high quality custom software. Mr. Sheriff has been the President and Chief Executive Officer of PDSA, Inc. since 1991. He specializes in the development, design and deployment of business software solutions. Mr. Sheiff is also a frequent speaker at Microsoft Developer Days, Microsoft Tech Ed, Microsoft “MSDN Presents,” Access/VBA Advisor Developer Conferences, and user groups across the country. Mr. Sheriff is a contributing editor to Access/VBA Advisor magazine and teaches .NET on Microsoft WebCasts and with Blast Through Learning videos (www.blastthroughlearning.com). Mr. Sheriff completed his new book “ASP.NET Developer’s Jumpstart” with co-author Ken Getz. Mr. Sheriff resigned as a director subsequent to the end of the year.

David M. Campatelli, Director, has been a Spanish and English Instructor at Long Beach Unified School District in Long Beach, California for the past five years. Mr. Campatelli also currently serves as a Teacher and Consultant with the California Reading and Literature Project in San Diego, California, and lectures, teaches and trains for primary language institutes throughout the State of California. Mr. Campatelli has been a consultant to Toscana Incorporated, an international import/export firm, since 1993.

Audit Committee

   During the period covered by this report, the Company did not have a separately designated standing audit committee in place; the Company's entire board of directors served, and currently serves, in that capacity.

Audit Committee Financial Expert

During the period covered by this report, the Company did not have an audit committee financial expert on its board of directors which serves as the Company’s audit committee. We believe the costs related to seeking and retaining a financial expert to serve on the board of directors at this time is prohibitive. This is due to the Company's negative cash flow from operations and working capital deficit and the fact that we expect to continue to incur negative cash flows in order to implement our business plan.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s Chief Executive Officer, President and Treasurer, Chief Operating Officer, Chief Technology Officer, and Executive Vice President - Insurance Solutions. The text of the Company’s code of ethics has been posted on the Company’s corporate website at http://www.bluebook.net.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all such forms which they file.

To our knowledge, based solely on our review of such reports or written representations from certain reporting persons, we believe that all of the filing requirements applicable to our officers, directors, greater than 10% beneficial owners and other persons subject to Section 16 of the Exchange Act were complied with during the year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation information for our Chief Executive Officer and other executive officers as of the end of fiscal year 2005, 2004 and 2003.

Summary Compensation Table Annual Compensation

Name and Principal Positions	Fiscal Year	Salary			Bonus	Other Annual Compensation
Mark A. Josipovich	2005		$180,000				$16,689
President and Chief	2004		$180,000		—		$265,879	(1)
Executive Officer	2003		$180,000	(2)	$39,500		$19,147	(3)

Daniel T. Josipovich	2005		$180,000				$16,503
Chief Operating Officer	2004		$180,000		—		$358,113	(4)
	2003		$180,000	(5)	$35,800		$25,576	(6)

Peter Johnson	2005		$110,000				$11,060
Chief Technology Officer	2004		$27,500	(7)	—		$35,000	(8)

Brian C. Jones	2005	$				$
Executive Vice President	2004		$139,200		—		$94,587	(9)
Insurance Solutions	2003		$139,200		—		—

(1) Represents $265,879 of debt in the form of accrued but unpaid compensation, which amount was paid off in November of 2004 upon receipt of 345,505 shares of the Company’s common stock.

(2) Includes $160,000 that was deferred at the election of the executive officer, which amount was discharged in October 2004 in exchange for shares of the Company’s common stock.

(3) Includes reimbursement of $9,267 for automobile expenses and $9,880 for health insurance.

(4) Represents $358,113 of debt in the form of accrued but unpaid compensation, which amount was paid off in November of 2004 upon receipt of 477,484 shares of the Company’s common stock.

(5) Includes $150,000 that was deferred at the election of the executive officer, which amount was discharged in October 2004 in exchange for shares of the Company’s common stock.

(6) Includes reimbursement of $15,658 for automobile expenses and $9,918 for health insurance.

(7) Peter Johnson’s annual salary for fiscal year 2004 was $110,000. Mr. Johnson was hired in September of 2004 and received a pro-rata share of his annual salary in the amount of $27,500 for the fiscal year 2004.

(8) Represents accrued consultant fees of $35,000 which amount was paid in September 2004 upon receipt of 25,000 shares of common stock.

(9) Represents $94,587 of debt in the form of unpaid travel expenses which amount was paid off in October of 2004 upon receipt of 126,116 shares of common stock.

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

Director Compensation

Our directors who are not employees of the Company are not paid annual cash fees, and do not receive any fees for attending the Board meetings or Committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2005 as to:

•	each of the executive officers named in the section “Directors, Executive Officers, Promoters and Control Persons” above;

•	each director and nominee for director;

•	each person who is known by us to own beneficially more than 5% of our outstanding common stock; and

•	all directors and executive officers as a group.

We determined beneficial ownership in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the stockholder has sole or shared voting power or investment power and also any shares the selling stockholder has the right to acquire within 60 days. Percentages are based on a total of 8,760,221 shares of common stock outstanding on December 31, 2005. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2005, are deemed outstanding for computing the percentage of the stockholder holding such option or warrant but are not deemed outstanding for computing the percentage of any other stockholder.

Unless otherwise indicated, the address of each listed stockholder is c/o The Bluebook International Holding Company, 21098 Bake Parkway, Suite 100, Lake Forest, California 92630-2163.

Name of Beneficial Owner	Common Stock Number of Shares of Common Stock Beneficially Owned (1)		Percentage Ownership of Common Stock
Named Executive Officers and Directors
Mark A. Josipovich	638,255		7.29%
Daniel T. Josipovich	761,234		8.69%
Peter Johnson	25,000		0.29%
Brian C. Jones	126,116		1.44%
Paul D. Sheriff	0		0.00%
David M. Campatelli	0		0.00%
Five Percent Stockholders of Common Stock
Daniel E. Josipovich	3,543,000	(2)	40.44%
Dorothy E. Josipovich	3,543,000	(3)	40.44%
The Freedom Family, LLC	2,733,333	(4)	31.20%
Roaring Fork Capital SBIC, L.P.	840,000	(5)	9.59%
Eugene C. McColley	840,000	(6)	9.59%
Roaring Fork Capital Management LLC	840,000	(7)	9.59%
Ian P.Ellis	834,000	(8)	9.52%
MicroCapital LLC	834,000	(9)	9.52%
MicroCapital Fund L.P.	516,000	(10)	5.89%
Chris Albrick	418,074	(11)	5.80%
All Executive Officers and Directors as a Group (6 Persons)	1,399,489		17.70%

(1) Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them.

(2) Daniel E. Josipovich beneficially owns an aggregate of 3,543,000 shares of common stock, consisting of 525,917 shares of common stock held in his name, 283,750 shares of common stock held in the name of Dorothy E. Josipovich and 2,733,333 shares of common stock owned by The Freedom Family, LLC. These shares collectively constitute 40.44% of the total number of shares of common stock currently issued and outstanding. Daniel E. Josipovich may be deemed to share beneficial ownership of the 283,750 shares of common stock held in the name of Dorothy E. Josipovich and the 2,733,333 shares of common stock owned by The Freedom Family, LLC, but hereby disclaims beneficial ownership of shares. The address of Daniel E. Josipovich is 21391 Avenida Manantial, Lake Forest, CA 92630.

(3) Dorothy E. Josipovich beneficially owns an aggregate of 3,543,000 shares of common stock, consisting of 283,750 shares of common stock held in her name, 525,917 shares of common stock held in the name of Daniel E. Josipovich and 2,733,333 shares of common stock owned by The Freedom Family, LLC. These shares collectively constitute 40.44% of the total number of shares of common stock currently issued and outstanding. Dorothy E. Josipovich may be deemed to share beneficial ownership of the 525,917 shares of common stock held in the name of Daniel E. Josipovich and the 2,733,333 shares of common stock owned by The Freedom Family, LLC, but hereby disclaims beneficial ownership of such shares. The address of Dorothy Josipovich is 21391 Avenida Manantial, Lake Forest, CA 92630.

(4) The address of The Freedom Family, LLC is 21391 Avenida Manantial, Lake Forest, CA 92630.

(5) Includes stock underlying a warrant to purchase up to 140,000 shares of common stock at an exercise price of $1.31 per share. The address of Roaring Fork Capital SBIC, L.P. is 5310 DTC Parkway, Suite i, Greenwood Village, CO 80111.

(6) Eugene M. McColley is the natural control person of Roaring Fork Capital Management, LLC, which is the general partner and investment advisor to Roaring Fork Capital SBIC, L.P. Roaring Fork Capital Management, LLC and Eugene M. McColley have investment power and voting control over the 840,000 shares of common stock held in the name of Roaring Form Capital SBIC, L.P., but each disclaims beneficial ownership of these securities. The 840,000 shares of common stock includes stock underlying warrants to purchase up to 140,000 shares of common stock at an exercise price of $1.31 per share. The address of Eugene C. McColley is 5310 DTC Parkway, Suite i, Greenwood Village, CO 80111.

(7) Roaring Fork Capital Management, LLC is the general partner and investment advisor to Roaring Fork Capital SBIC, L.P. Roaring Fork Capital Management, LLC and Eugene M. McColley, the natural control person of Roaring Fork Capital Management, LLC, have investment power and voting control over the 840,000 shares of common stock held in the name of Roaring Form Capital SBIC, L.P., but each disclaims beneficial ownership of these securities. The 840,000 shares of common stock includes stock underlying warrants to purchase up to 140,000 shares of common stock at an exercise price of $1.31 per share. The address of Roaring Fork Capital Management, LLC is 5310 DTC Parkway, Suite i, Greenwood Village, CO 80111.

(8) Ian P. Ellis is the natural control person of MicroCapital, LLC, which is the general partner and investment advisor to MicroCapital Fund L.P. and MicroCapital Fund Ltd. MicroCapital LLC and Ian P. Ellis have investment power and voting control over the 516,000 shares of common stock held in the name of MicroCapital Fund L.P. and the 318,000 shares of common stock held in the name of MicroCapital Fund Ltd, but each disclaims beneficial ownership of these securities. The 834,000 shares of common stock includes stock underlying warrants to purchase up to 139,000 shares of common stock at an exercise price of $1.31 per share. The address of Ian P. Ellis is 201 Post Street, Suite 1001, San Francisco, CA 94108. Ian P. Ellis is the principal owner of MicroCapital LLC and has sole responsibility for the selection, acquisition and disposition of the portfolio securities by MicroCapital LLC on behalf of its funds. MicroCapital LLC is the general partner and investment advisor to MicroCapital Fund L.P. and MicroCapital Fund Ltd.

(9) MicroCapital LLC is the general partner and investment advisor to MicroCapital Fund L.P. and MicroCapital Fund Ltd. MicroCapital LLC and Ian P. Ellis, the natural control person of MicroCapital LLC, have investment power and voting control over the 516,000 shares of common stock held in the name of MicroCapital Fund L.P. and the 318,000 shares of common stock held in the name of MicroCapital Fund Ltd, but each disclaims beneficial ownership of these securities. The 834,000 shares of common stock includes stock underlying warrants to purchase up to 139,000 shares of common stock at an exercise price of $1.31 per share. The address of MicroCapital LLC is 201 Post Street, Suite 1001, San Francisco, CA 94108.

(10) Includes stock underlying a warrant to purchase up to 86,000 shares of common stock at an exercise price of $1.31 per share. The address of MicroCapital Fund LP is 410 Jessie Street, Suite 1002, San Francisco, CA 94103.

(11) Includes stock underlying a warrant to purchase up to 90,000 shares of common stock at an exercise price of $1.40 per share. The address of Chris Albrick is 25 Bridgeport, Dana Point, CA 92629.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of an Amended and Restated Asset Purchase and Sale Agreement, dated September 15, 2001, the Company is obligated to pay a royalty to Daniel E. and Dorothy E. Josipovich in the amount of 6% of net revenue, defined as the aggregate of all gross revenues, sales, and receipts of whatever nature or kind received by the Company, less any returns, rebates, discounts, allowances, rejections and credits, and less the actual out-of-pocket costs and expenses incurred, except depreciation, reserves, taxes, interest and extraordinary expenses. As of December 31, 2005 and 2004, under the above definition, the Company has negative net revenue; therefore no royalty expenses were accrued.

Effective as of January 1, 2002, Bluebook International entered into a consulting agreement with Daniel E. Josipovich, father of the Company’s executive officers Mark A. Josipovich and Daniel T. Josipovich. Daniel E. Josipovich provides consulting services relating to labor and material costs, among other factors that affect the pricing information provided by THE BLUEBOOK and our InsureBASE product. In addition, Mr. Josipovich provides consulting services relating to the automation of our database. The consulting relationship with Mr. Josipovich is ongoing. The term of the agreement was for two years with automatic annual extensions unless terminated with 90 days notice. The agreement is currently on extension. For his services, the Company has agreed to pay Mr. Josipovich $150,000 per year. As of December 31, 2005 and 2004 the amount unpaid to him for his consulting services rendered were $211,602 and $285,670, respectively.

Paul D. Sheriff, a director, serves as President of PDSA, Inc., which served as one of the Company’s consultants from December 1997 until October 2002. PDSA provided consulting services relating to programming (coding), product design assistance and product development. Aggregate fees billed to us by PDSA for consulting services rendered during the year ended December 31, 2002 was $158,770, and is included in Programming costs. As of December 31, 2005, accounts payable includes $70,000 due to this vendor.

In August 2002 we entered into a Stock Purchase Agreement with Cotelligent, Inc. in which we agreed to sell to Cotelligent approximately 5.3 million shares of our Series C Convertible Preferred Stock for $5.1 million in two tranches. The first tranche closed in August 2002 in which Cotelligent purchased approximately 3.055 million shares of Series C Convertible Preferred Stock with a combination of cash in the amount of $1.5 million and extinguishment of $2.1 million of outstanding accounts payable.

The second tranche closed in December 2002 for the purchase of the remaining shares of Series C stock in cash in the amount of $1.5 million. Approximately $3 million of the sale proceeds from the sale of the Series C Convertible Preferred Stock represented an investment by Cotelligent in the Company, while the remaining $2.1 million was intended to pay for the development of B.E.S.T.Net and B.E.S.T.Central. By virtue of its ownership of approximately 5.3 million shares of our Series C Convertible Preferred Stock, which were convertible into an equal number of shares of our common stock, Cotelligent became, at the time, a beneficial owner of more than 5% of our voting securities. In connection with this financing, we also entered into the Consulting Agreement with Cotelligent under which Cotelligent was to complete development of B.E.S.T.Net and B.E.S.T.Central by August 2002. In March 2003, Cotelligent refused to continue further development work unless we agreed to pay over $400,000 in invoices, which exceeded the total project cost provided in the Consulting Agreement. We terminated the Consulting Agreement soon thereafter and paid Cotelligent $2,413,375 for its services. We disputed that any further amounts were due under the Consulting Agreement.

We entered into a mutual settlement agreement with Cotelligent pursuant to which all of the approximately 5.3 million shares of Series C Convertible Preferred Stock held by Cotelligent was converted into the same number of shares of our common stock on May 6, 2004. These shares represent 265,835 shares of the Company’s common stock.

In September 2004 the Company issued a total of 57,775 shares of privately placed common stock in settlement of debts totaling $83,930 to Peter Johnson, Peter Davidson, Julia Sugityo, Steve Byrne, Clint Lien, Keith Klein, Lawrence Rogers and Mike Kenney, consultants and employees of the Company, who provided consulting services relating to programming (coding), database modeling and design, budgeting and forecasting models, internal accounting, artwork design and creation, marketing of THE BLUEBOOK and our B.E.S.T.7 software, and employee recruiting, development and review. In September 2004, the Company also issued 10,000 shares of privately placed common stock in partial settlement of a $30,000 loan from Robert Dewar , an immediate family member of our executive officer Mark A. Josipovich.

In October 2004, the Company issued a total of 2,733,333 shares of common stock on conversion of the Company’s outstanding 2,050 shares of Series B Convertible Preferred Stock held by Daniel E. and Dorothy E. Josipovich in the name of The Freedom Family, LLC. Also in October of 2004, the Company issued:

•	354,505 shares of common stock in settlement of $265,879 of debt owed to Mark A. Josipovich , our President, Chief Executive Officer and a director;

•	477,484 shares of common stock in settlement of $358,113 of debt owed to Daniel T. Josipovich , our Chief Operating Officer and a director;

•
242,167 shares of common stock in settlement of $181,625 of debt owed to Daniel E. Josipovich , one of our largest security holders and an immediate family member of our executive officers Mark A. Josipovich and Daniel T. Josipovich;

•	157,560 shares of common stock in settlement of $118,170 of debt owed to Michela Josipovich , an immediate family member of our executive officers Mark A. Josipovich and Daniel T. Josipovich;

•	126,116 shares of common stock in settlement of $94,587 of debt owed to Brian Jones our Vice President - Insurance Solutions; and

•	30,000 shares of common stock in settlement of $22,500 of debt owed to Robert Dewar , an immediate family member of our executive officer Mark A. Josipovich.

In November 2004, the Company issued:

•	10,000 shares of common stock to Julia Sugityo in settlement of debts totaling $10,000 pursuant to a Share Purchase Agreement dated November 8, 2004; and

•	306,667 shares of common stock to Century Capital Management Ltd., a consultant to the Company, for consulting services rendered.

During year ended December 31, 2004, the Company incurred consulting fees of $150,000 that were accrued to Daniel E. Josipovich, the father of our executive officers Mark A. Josipovich and Daniel T. Josipovich, and is included in due to stockholders and related parties as of December 31, 2004. This amount was converted into shares of common stock in October 2004 as described above.

In addition, Michela Josipovich’s annual salary was $95,000 from September 15, 2001 through December 31, 2004, $118,170 of which was accrued and paid off by the issuance of 157,560 shares of common stock in October 2004. For 2005, Michela Josipovich is paid on a commission basis in the amount of 20% of the gross sales revenues she generated.

ITEM 13. EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit	Description of Document

3.1(4)	Certificate of Incorporation, including all amendments thereto through and including November 17, 2004, filed with the Delaware Secretary of State.

3.2(1)	Bylaws of the Registrant.

4.1(4)	Registration Rights Agreement, dated as of November 17, 2004, between The Bluebook International Holding Company and the investors party thereto.

10.1(4)
Agreement and Plan of Merger, dated as of September 24, 2001, by and among Gama Computer Corporation, The Bluebook International, Inc. Bluebook Acquisitions Corp., Bluebook’s Shareholders and Andrew Hromyk, incorporated by reference to the Information Statement filed with the Securities and Exchange Commission of October 12, 2001.

10.2(4)	Employment Agreement by and between The Bluebook International, Inc. and Mark A. Josipovich, dated September 27, 2001.

10.3(4)	Employment Agreement by and between The Bluebook International, Inc. and Daniel T. Josipovich, dated September 27, 2001.

10.4(4)	Independent Contractor Consulting Agreement, dated January 1, 2002, between The Bluebook International Inc. and Daniel Josipovich Sr.

10.5(4)
InsureBASE Agreement, dated November 11, 2003, between The Bluebook International, Inc., Underwriters Rating Board, a New York Unincorporated Association and URB Services Corp., a New York Corporation.

10.6(3)	Convertible Promissory Note Purchase Agreement made as of August 13, 2004 between The Bluebook International Holding Company and Christopher Albrick (together with Convertible Promissory Note)

10.7(3)	Engagement Letter dated August 19, 2004 between The Bluebook International Holding Company and Roth Capital Partners, LLC.

10.8(4)	Debt Settlement Agreement, dated October 14, 2004, between The Bluebook International Holding Company and Mark A. Josipovich.

10.9(4)	Debt Settlement Agreement, dated October 14, 2004, between The Bluebook International Holding Company and Daniel T. Josipovich.

10.10(4)	Debt Settlement Agreement, dated October 14, 2004, between The Bluebook International Holding Company and Michela Josipovich.

10.11(4)	Debt Settlement Agreement, dated October 14, 2004, between The Bluebook International Holding Company and Daniel E. Josipovich.

10.12(4)	Debt Settlement Agreement, dated October 14, 2004, between The Bluebook International Holding Company and Brian Jones.

10.13(4)	Engagement Letter, dated November 12, 2004, between The Bluebook International Holding Company and Century Capital Management Ltd.

10.14(4)	Form of Securities Purchase Agreement, dated as of November 12, 2004, between The Bluebook International Holding Company and the investor’s party thereto.

10.15(4)	Form of Warrant Certificate issued by The Bluebook International Holding Company dated as of November 17, 2004.

10.16(4)	Warrant Certificate issued by The Bluebook International Holding Company to Roth Capital Partners, LLC dated as of November 17, 2004.

10.17(4)	Lock-Up Agreement, dated as of November 17, 2004, between The Bluebook International Holding Company and certain of its stockholders.

10.18(5)	Web Services Agreement, dated as of March 7, 2005, between The Bluebook International, Inc. and Homesite Insurance Company.

10.19(6)	Joint License & Revenue Share Agreement dated as of March 25, 2005, between First American Real Estate Solutions, L.P. and The Bluebook International Inc.

10.20(8)	Loan Agreement, dated as of June 10, 2005, by and among The Bluebook International Holding Company, as borrower, and Daniel and Dorothy Josipovich, as Lenders.

10.21(9)	Loan Agreement, dated as of September 30, 2005, by and among The Bluebook International Holding Company, as borrower, and Daniel and Dorothy Josipovich, as Lenders.

10.22*	Agreement between the Company and Bathgate Capital Partners dated as of December 2, 2005, filed herewith.

16.1(7)	Letter dated as of November 7, 2002 from Good Swartz Brown & Berns addressed to the Securities and Exchange Commission.

21.1(2)	Subsidiaries of The Bluebook International Holding Company.

23.1*	Consent of Weinberg & Company, P.A.

31*	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32*	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Incorporated by reference from Bluebook’s Annual Report on Form 10-KSB/A for the year ended December 31, 2002, as filed with

(2)	Incorporated by reference from Bluebook’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on filed April 15, 2004.

(3)	Incorporated by reference from Bluebook’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 22, 2004.

(4)
Incorporated by reference from Bluebook’s Form SB-2 Registration Statement (Registration No. 333-121882) filed with the Securities and Exchange Commission on January 1, 2005, as amended by Amendment No. 1 to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 22, 2005, and as further amended by Amendment No. 2 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 7, 2005.

(5)	Incorporated by reference from Bluebook’s Form 8-K/A filed with the Securities and Exchange Commission on April 1, 2005.

(6)	Incorporated by reference from Bluebook’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.

(7)	Incorporated by reference from Bluebook’s Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2002.

(8)	Incorporated by reference from Bluebook’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 22, 2005.
(9)	Incorporated by reference from Bluebook’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 21, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Weinberg & Company, P.A. for audit of our annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services provided by Weinberg & Company, P.A. for the years ended December 31, 2005 and 2004.   All of the following fees were pre-approved by the Company’s board of directors acting as the Company’s audit committee.

	Year Ended December 31
	2005	2004
Audit Fees	$124,045	$38,573
Audit-Related Fees	36,546	38,444
Tax Fees
All Other Fees		1,506
Total Fees Paid	$160,591	$78,523

Audit Fees

The aggregate fees for the annual audit of our financial statements and review of our quarterly financial statements.

Audit-Related Fees

The aggregate fees for the auditor’s consent for use of our audited financial statements in our S-8 Registration Statement and SB-2 Registration Statement.

Tax Fees

The aggregate fees for tax preparation, tax advice and tax planning.

All Other Fees

  The aggregate fees billed for all other products and services provided to the Company by its principal accountant.

Pre-approval Policies and Procedures

Before our independent registered public accountant is engaged by the Company to render audit or non-audit services, the engagement and fees are pre-approved by the Company's board of directors acting as the Company’s audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

THE BLUEBOOK INTERNATIONAL HOLDING COMPANY

Date: August 31, 2006	By:	/s/ Mark A. Josipovich
Name: Mark A. Josipovich, Title: Chief Executive Officer, President and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities listed below on August 31, 2006.

NAME	TITLE

/s/ Mark A. Josipovich	Chief Executive Officer, President, Principal
Mark A. Josipovich	Accounting Officer and Chairman of the Board